Form 10QSB
period 2007-03-31
Tradeshow Products, Inc.
filed 2007-05-24
CIK 1368961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 45,500,000 shares issued and outstanding as of March 31, 2007.

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

Tradeshow Products, Inc

(A Development Stage Company)

10620 Southern Highlands Pkwy Ste: 110

Las Vegas, NV 89141-4371

We have reviewed the accompanying balance sheet of Tradeshow Products, Inc. as of March 31, 2007, and the related statements of income, retained earnings, and cash flows for the six months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  All information included in these financial statements is the representation of the management of Tradeshow Products, Inc.

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

May 18, 2007

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511 Fax: (702)253-7501

Tradeshow Products, Inc.

(a Developmental Stage Company)

Balance Sheet

(Unaudited)

March 31,
Assets	2007

Current Assets
Cash and cash equivalents	$ 2,050
Total current assets	2,050

TOTAL ASSETS	$ 2,050

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$ -
Total current liabilities	-

Stockholders' Equity
Preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-
Common stock: $0.001 par value; 70,000,000 shares authorized: 45,500,000 shares issued and outstanding	45,500
Additional paid in capital	29,650
Accumulated deficit	(73,100)
Total stockholders' equity	2,050

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,050

The accompanying notes are an integral part of these financial statements

Tradeshow Products, Inc.

(a Developmental Stage Company)

Statements of Operations

(Unaudited)

					From Inception
	For the Three	For the Three	For the Six	For the Six	August 4, 2005
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006	March 31, 2006

Revenues, net	$ -	$ -	$ -	$ -	$ 4,000
Cost of Sales	-	-	-	-	-
Gross Margin	-	-	-	-	4,000

Operating Expenses
General and administrative	2,645	-	65,020	-	77,100

Total Operating Expenses	2,645	-	65,020	-	77,100

Net Loss	$ (2,645)	$ -	$ (65,020)	$ -	$ (73,100)

Basic Loss per Share	$ (0.00)	$ -	$ (0.00)	$ -
Weighted Average Shares Outstanding	45,500,000	24,500,000	45,500,000	24,500,000

The accompanying notes are an integral part of these financial statements

Tradeshow Products, Inc.

(a Developmental Stage Company)

Statements of Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at inception	-	$ -	-	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.004 per share	-	-	24,500,000	24,500	(17,000)	-	7,500

Net loss from inception through September 30, 2005	-	-	-	-	-	(1,750)	(1,750)

Balance, September 30, 2005	-	-	24,500,000	24,500	(17,000)	(1,750)	5,750

Common stock issued for cash at $0.05 per share	-	-	21,000,000	21,000	54,000	-	75,000

Stock offering costs	-	-	-	-	(7,350)	-	(7,350)

Net loss for the year ended September 30, 2006	-	-	-	-	-	(6,330)	(6,330)

Balance, September 30, 2006	-	-	45,500,000	45,500	29,650	(8,080)	67,070

Net loss for the six months ended March 31, 2007	-	-	-	-	-	(65,020)	(65,020)

Balance, March 31, 2007	-	$ -	45,500,000	$ 45,500	$ 29,650	$ (73,100)	$ 2,050

The accompanying notes are an integral part of these financial statements

Tradeshow Products, Inc.

(a Developmental Stage Company)

Statements of Cash Flows

(Unaudited)

			From Inception
	For the Six	For the Six	August 4, 2005
	Months Ended	Months Ended	Through
	March 31, 2007	March 31, 2006	March 31, 2007
Cash Flows from Operating Activities:
Net Loss	$ (65,020)	$ -	$ (73,100)
Adjustments to reconcile to cash flows
from operating activities:
Depreciation	-	-	-
Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable
and accrued liabilities	-	-	-
Net Cash Used In Operating Activities	(65,020)	-	(73,100)

Cash Flows from Investing Activities:
Sale of investments	5,000	-	5,000
Purchase of investments	-	-	(5,000)
Net Cash Used In Investing Activities	5,000	-	-

Cash Flows from Financing Activities:
Payment of stock offering costs	-	-	(7,350)
Proceeds from sale of common stock	-	-	82,500
Net Cash Provided by Financing Activities	-	-	75,150

Net Increase (Decrease) in Cash and Cash Equivalents	(60,020)	-	2,050
Cash and Cash Equivalents at Beginning of Period	62,070	5,750	-
Cash and Cash Equivalents at End of Period	$ 2,050	$ 5,750	$ 2,050

The accompanying notes are an integral part of these financial statements

Tradeshow Products, Inc.

 A Development Stage Company)

Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2006 audited financial statements.  The results of operations for the period ended March 31, 2007 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 - SIGNIFICANT EVENTS

During the three months ended March 31, 2007, the Company’s common stock was forward split on a 14 shares for 1 share basis. The accompanying financial statements reflect the forward stock split on a retroactive basis.

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

In the initial approximately eighteen month operating period from August 4, 2005 (inception) to March 31, 2007, the Company generated $4,000 in revenues while incurring $77,100 in general and administrative expenses. This resulted in a cumulative net loss of $73,100 for the period then ended from inception, which is equivalent to $(0.00) per share.

During the six months ended March 31, 2007, the Company generated no revenues while incurring $65,020 in general and administrative expenses. This resulted in a net loss for six months ended  March 31, 2007 of $65,020. The net loss for both periods is attributable primarily to the continuing costs of start-up operations.

During the three months ended March 31, 2007, the Company generated no revenues while incurring $2,645 in general and administrative expenses. This resulted in a net loss for the second quarter ended March 31, 2007 of $2,645. The net loss for both periods is attributable primarily to the continuing costs of start-up operations.

Liquidity and Capital Resources

As of March 31, 2007, the Company had $2,050 in working capital.  The Company’s current assets as of March 31, 2007 consisted of $2,050 in cash.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

The Board of Directors of Tradeshow Products, Inc. approved an amendment to the Registrant’s Articles of Incorporation increasing the number of authorized shares of Common Stock from 70,000,000 to 980,000,000 and effecting a fourteen-for-one forward split of the Registrant’s outstanding shares of common stock.  Approval of the Registrant’s stockholders was not required to be obtained, as authorized by NRS Section 78.207, et seq.  The forward split was effected as of the close of business on April 1, 2007.  As a result of the forward stock split, each share of the Registrant’s common stock outstanding on such date will be split into fourteen shares of the Registrant’s common stock.

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

a).  Articles of Incorporation of Tradeshow Products, Inc. filed on August 4, 2005, incorporated by reference to the Registration Statement on Form SB-2, as amended, filed with the SEC on July 21, 2006.

b).  Bylaws of Tradeshow Products, Inc. adopted on August 20, 2005, incorporated by reference to the Registration Statement on Form SB-2, as amended, filed with the SEC on July 21, 2006.

c).  Certificate of Articles of Incorporation of Tradeshow Products, Inc., incorporated by reference from the Form SB-2, as amended, filed with the SEC on July 21, 2006.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002

b) Reports on Form 8-K

During the first quarter of 2007, TRADESHOW PRODUCTS, INC. filed the following Current Reports on Form 8-K:

Date of Report	Date Filed	Items Reported
March 20, 2007	March 20, 2007	Forward Split

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tradeshow Products, Inc.
(Registrant)

Signature	Title	Date

/s/ Tiffany Miller	President & CEO, Director	May 23, 2007
Tiffany Miller

/s/ Tiffany Miller	Secretary, Treasurer, Director	May 23, 2007
Tiffany Miller

/s/ Tiffany Miller	Principal Financial Officer	May 23, 2007
Tiffany Miller

/s/ Tiffany Miller	Principal Accounting Officer	May 23, 2007
Tiffany Miller