Form 10QSB
period 2007-06-30
Tradeshow Products, Inc.
filed 2007-08-15
CIK 1368961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 45,500,000 shares issued and outstanding as of June 30, 2007.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [  ]

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

TABLE OF CONTENTS

PAGE

PART I — FINANCIAL INFORMATION

3

Item 1. Financial Statements.

3

Item 2. Management's Discussion and Plan of Operation.

9

Item 3. Controls and Procedures

11

PART II — OTHER INFORMATION

12

Item 1. Legal Proceedings.

12

Item 2. Changes in Securities.

12

Item 3. Defaults Upon Senior Securities.

12

Item 4. Submission of Matters to a Vote of Security Holders.

12

Item 5. Other Information.

12

None

12

Item 6. Exhibits and Reports on Form 8-K.

12

SIGNATURES

14

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

Tradeshow Products, Inc

10620 Southern Highlands Pkwy Ste: 110

Las Vegas, NV 89141-4371

We have reviewed the accompanying balance sheet of Tradeshow Products, Inc. as of June 30, 2007, and the related statements of income, retained earnings, and cash flows for the nine months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  All information included in these financial statements is the representation of the management of Tradeshow Products, Inc.

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

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

August 13, 2007

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511 Fax: (702)253-7501

Tradeshow Products, Inc.

(a Developmental Stage Company)

Balance Sheet

(Unaudited)

June 30,
Assets	2007

Current Assets
Cash and cash equivalents	$2,020
Total current assets	2,020

TOTAL ASSETS	$2,020

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$1,250
Total current liabilities	1,250

Stockholders' Equity
Preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-
Common stock: $0.001 par value; 70,000,000 shares authorized: 45,500,000 shares issued and outstanding	45,500
Additional paid in capital	29,650
Accumulated deficit	(74,380)
Total stockholders' equity	770

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,020

The accompanying notes are an integral part of these financial statements

Tradeshow Products, Inc.

(a Developmental Stage Company)

Statements of Operations

(Unaudited)

					From Inception
	For the Three	For the Three	For the Nine	For the Nine	August 4, 2005
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007

Revenues, net	$-	$-	$-	$-	$4,000
Cost of Sales	-	-	-	-	-
Gross Margin	-	-	-	-	4,000

Operating Expenses
General and administrative	1,280	-	66,300	-	78,380
Total Operating Expenses	1,280	-	66,300	-	78,380

Net Loss	$(1,280)	$-	$(66,300)	$-	$(74,380)

Basic Loss per Share	$(0.00)	$-	$(0.00)	$-
Weighted Average Shares Outstanding	45,500,000	24,500,000	45,500,000	24,500,000

The accompanying notes are an integral part of these financial statements

Tradeshow Products, Inc.

(a Developmental Stage Company)

Statements of Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at inception	-	$-	-	$-	$-	$-	$-

Common stock issued for cash at $0.004 per share	-	-	24,500,000	24,500	(17,000)	-	7,500

Net loss from inception through September 30, 2005	-	-	-	-	-	(1,750)	(1,750)

Balance, September 30, 2005	-	-	24,500,000	24,500	(17,000)	(1,750)	5,750

Common stock issued for cash at $0.05 per share	-	-	21,000,000	21,000	54,000	-	75,000

Stock offering costs	-	-	-	-	(7,350)	-	(7,350)

Net loss for the year ended September 30, 2006	-	-	-	-	-	(,330)	(6,330)

Balance, September 30, 2006	-	-	45,500,000	45,500	29,650	(8,080)	63,070

Net loss for the nine months ended June 30, 2007	-	-	-	-	-	(66,330)	(66,300)

Balance, June 30, 2007	-	$-	45,500,000	$45,500	$29,650	$(74,380)	$770

The accompanying notes are an integral part of these financial statements

Tradeshow Products, Inc.

(a Developmental Stage Company)

Statements of Cash Flows

(Unaudited)

			From Inception
	For the Nine	For the Nine	August 4, 2005
	Months Ended	Months Ended	Through
	June 30, 2007	June 30, 2006	June 30, 2007
Cash Flows from Operating Activities:
Net Loss	$(66,300)	$-	$(74,380)
Adjustments to reconcile to cash flows
From operating activities:
Depreciation	-	-	-
Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable
And accrued liabilities	1,250	-	1,250
Net Cash Used In Operating Activities	(65,050)	-	(73,130)

Cash Flows from Investing Activities:
Sale of investments	5,000	-	5,000
Purchase of investments	-	-	(5,000)
Net Cash Used In Investing Activities	5,000	-	-

Cash Flows from Financing Activities:
Payment of stock offering costs	-	-	(7,350)
Proceeds from sale of common stock	-	-	82,500
Net Cash Provided by Financing Activities	-	-	75,150

Net Increase (Decrease) in Cash and Cash Equivalents	(60,050)	-	2,020
Cash and Cash Equivalents at Beginning of Period	62,070	5,750	-
Cash and Cash Equivalents at End of Period	$2,020	$5,750	$2,020

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2006 audited financial statements.  The results of operations for the period ended June 30, 2007 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SIGNIFICANT EVENTS

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

In the initial approximately twenty-one month operating period from August 4, 2005 (inception) to June 30, 2007, the Company generated $4,000 in revenues while incurring $78,380 in general and administrative expenses. This resulted in a cumulative net loss of $74,380 for the period then ended from inception, which is equivalent to $(0.00) per share.

During the nine months ended June 30, 2007, the Company generated no revenues while incurring $66,300 in general and administrative expenses. This resulted in a net loss for six months ended  June 30, 2007 of $66,300. The net loss for both periods is attributable primarily to the continuing costs of start-up operations.

During the three months ended June 30, 2007, the Company generated no revenues while incurring $1,280 in general and administrative expenses. This resulted in a net loss for the third quarter ended June 39, 2007 of $1,280. The net loss for both periods is attributable primarily to the continuing costs of start-up operations.

Liquidity and Capital Resources

As of June 30, 2007, the Company had $2,020 in working capital.  The Company’s current assets as of June 30, 2007 consisted of $2,020 in cash.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None

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

(b) Reports on Form 8-K

During the third quarter of 2007, TRADESHOW PRODUCTS, INC. filed the following Current Reports on Form 8-K:

Date of Report	Date Filed	Items Reported
NONE

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tradeshow Products, Inc.
(Registrant)

Signature	Title	Date

/s/ Tiffany Miller	President & CEO, Director	August 15, 2007
Tiffany Miller

/s/ Tiffany Miller	Secretary, Treasurer, Director	August 15, 2007
Tiffany Miller

/s/ Tiffany Miller	Principal Financial Officer	August 15, 2007
Tiffany Miller

/s/ Tiffany Miller	Principal Accounting Officer	August 15, 2007
Tiffany Miller

14