Form 10KSB
period 2007-09-30
Tradeshow Products, Inc.
filed 2007-12-28
CIK 1368961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-135805

TRADESHOW PRODUCTS, INC.

 (Exact name of registrant as specified in its charter)

Nevada	20-3336498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1920 East Hallandale Beach Blvd., Suite 708 Hallandale, Florida	33009
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(954) 458-1145

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

State issuer’s revenues for its most recent fiscal year. $0

Aggregate market value of the Common Stock held by non-affiliates of the Company as of December 21, 2007: $0

Number of shares of the registrant’s common stock outstanding as of December 21, 2007: 101,225,000 shares of Common Stock.

Transitional Small Business Format?  Yes ☐ No ☒

TABLE OF CONTENTS

Part I

Item 1.	Description of Business.	3

Item 2.	Description of Property.	7

Item 3.	Legal Proceedings.	7

Item 4.	Submission of Matters to a Vote of Security Holders.	7

Part II

Item 5.	Market for Common Equity and Related Stockholder Matters.	8

Item 6.	Management’s Discussion and Analysis or Plan of Operations.	8

Item 7.	Financial Statements.	11

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	23

Item 8A.	Controls and Procedures.	23

Item 8B.	Other Information.	23

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.	24

Item 10.	Executive Compensation.	26

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	27

Item 12.	Certain Relationships and Related Transactions.	27

Item 13.	Exhibits.
		28
Item 14.	Principal Accountant Fees and Services.
		28
Signatures

Except as otherwise required by the context, all references in this prospectus to "we", "us”, "our", “BMSTA”, or "Company" refer to the consolidated operations of Tradeshow Products, Inc., a Nevada corporation, and its wholly owned subsidiaries.

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this annual report of the Company discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this annual report on Form 10-KSB that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements.

PART I

Item 1.	Description of Business.

Business Development

Tradeshow Products, Inc. ("TPI" or the "Company") was incorporated in the state of Nevada on August 4, 2005.  TPI was a developmental stage company with a principal business objective of providing cost effective, small order, immediate turn-around promotional products for the innumerable trade shows and trade events held, particularly in the Las Vegas, Nevada area, and thereafter expanding to other geographical locations.  Tradeshow Products, Inc. planned to deliver any and all promotional items available on the market today and obtain any new, industry fashionable, trendy items of the moment as they appear on the market.

TPI was a development stage company that did not significantly commence its planned principal operations and had no significant assets.  TPI operations had been devoted primarily to startup and development activities, which included the following:

1. Formation of the Company;
2. Development of the TPI business plan;
3. Obtaining capital through sales of TPI common stock; and
4. Market our business services to potential clients.

While the Company was attempting to become fully operational, it was trying to generate revenues and address the following areas:

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
We were a small, start-up company that did not generate any revenues and lacked a stable customer base.  At present, each potential client attempted to place its limited advertising dollars as strategically as feasible to get the best result possible.  Consequently, each company is limited in the scope and breadth of its promotional campaigns due to limit availability of resources.  We plan on utilizing a marketing co-op program whereby several companies unite to pool resources for the sole purpose of increasing public exposure and thereby expanding each individual client’s marketing budget.  The synergy that is created is beneficial to all companies involved both from the greater public exposure standpoint and from the public perception that each small company is larger than originally apparent.

In the initial approximately twenty-four month operating period from August 4, 2005 (inception) to September 30, 2007, the Company generated $4,000 in revenues while incurring $79,892 in general and administrative expenses. This resulted in a cumulative net loss of $75,892 for the period then ended from inception, which is equivalent to $(0.00) per share.

On December 3, 2007, Tradeshow Products, Inc., a Nevada corporation, Focus Views, Inc., a Delaware corporation (“FV-Delaware”), and its shareholders entered into a definitive Agreement and Plan of Reorganization (the “Plan of Reorganization”) for the acquisition of all of the issued and outstanding shares of common stock of Focus Views (the “Acquisition”).  The Acquisition was accomplished by means of an Agreement and Plan of Reorganization whereby the shareholders of FV-Delaware agreed to exchange all of their stock in FV-Delaware for 78% of the issued and outstanding common stock of TPI.  Under the terms of the Plan of Reorganization and as a result of the Acquisition:

•	FV-Delaware became our wholly owned subsidiary;

•	In exchange for all of their shares of FV-Delaware common stock, the FV-Delaware shareholders received 79,000,000 newly issued shares of our common stock;

•	Immediately following the closing of the Acquisition, such shares of our common stock represent approximately 78% of our issued and outstanding shares on a fully diluted basis.

Pursuant to the Plan of Reorganization, the sole officer and director, Tiffany Miller, agreed to cancel 23,275,000 shares of Company common stock.  Following the Plan of Reorganization and the cancellation of Ms. Miller’s shares, there were 101,225,000 shares of Company common stock outstanding.

This transaction closed on December 3, 2007.

History and Corporate Organization

Focus View, Inc., a Florida Corporation (FV-Florida) was incorporated under the laws of Florida on July 14, 2004.  Initially, FV-Florida was authorized to issue 1,500 shares of common stock which was issued to Joshua Ader, its sole officer and director.  On February 15, 2005, FV-Florida amended its Articles of Incorporation to increase the amount of authorized shares from 1,500 to 10,000,000 shares of common stock at par value $0.001.   In connection with the acquisition of FV-Florida, Mr. Ader approved a board resolution on November 15, 2006 which effectively cancelled his 1,500 shares of common stock and issued 100,000 of FV-Florida to FV-Delaware which made FV-Florida a wholly owned subsidiary of FV-Delaware.

FV-Delaware was incorporated under the laws of the State of Delaware on November 14, 2006.  FV-Delaware is authorized to a total of 120,000,000 shares, consisting of 100,000,000 shares of Common Stock having a par value of $0.0001 per share and 20,000,000 shares of Preferred Stock having a par value of $0.0001 per share.  As an initial Board Resolution, FV-Delaware elected David Goldberg as its sole officer and the President and Secretary of FV-Delaware.  In addition, FV-Delaware authorized the issuance of Common Stock as follows: 95,500 shares of Common Stock to David Goldberg which represents approximately 95.5% of the issued and outstanding Common Stock of FV-Delaware and an additional 4,500 shares of Common Stock to Liberty Consulting International, Inc. which represents approximately 4.5% of the issued and outstanding Common Stock of FV-Delaware.  As previously disclosed, Mr. Joshua Ader cancelled his 1,500 shares of common stock in FV-Florida, however, he is a principal of Liberty Consulting, Inc.

Acquisition and Revised Ownership Structure

The chart below depicts the corporate structure of the Company after the Share Exchange.  As depicted below, the Registrant owns 100% of the capital stock of FV-Delaware.  FV-Delaware, incorporated in the State of Delaware, owns 100% of FV-Florida, a company organized under the laws of the State of Florida.

Tradeshow Products, Inc., The Registrant
¦
 The Registrant owns 100% of FV-Delaware
¦
FV-Delaware, a Delaware corporation
¦
FV-Delaware owns 100% of FV-Florida
¦
FV-Florida, a Florida corporation

Since inception, neither the Company nor any of its subsidiaries have been involved in any bankruptcy, receivership or similar proceeding.

Business of Issuer
Focus Views, Inc., a company incorporated under the laws of Delaware, owns 100% of the issued and outstanding capital stock of Focus Views, Inc., a Florida corporation (“FV-Florida”).

Our operations are headquartered in Florida. Our purpose is to provide clear, concise and consolidated market data and news to the investment community.  We intend to use the internet to provide us with certain financial information resources which the Company will exploit to create a unique and competitive product for individual and professional investors (the “Website”).  The Website will operate as an online financial content publishing business, similar to CNBC or Motley Fool.  The Website, however, will be able to distinguish itself because it will focus on covering the OTC markets and stocks traded on the bulleting board.

Among its many services, the Website will offer a feature called, the “Stock Detective.”  The Stock Detective was created in 1997 and is an online journal which successfully investigated dozens of stock frauds and schemes and educated thousands of investors to the potential perils of investing in OTC markets.  In addition, the website will include investigative articles, news alerts and other features on companies that may be misleading investors while providing trustworthy information and data on OTC securities that are otherwise difficult to obtain.

PRINCIPAL PRODUCTS
The Company is principally in the services business.  Its major service is the maintenance and operation of an online financial publisher.  This website will include original news and editorial content and unique user-friendly software applications along with streaming video.  There are principally 7 services that the Company intends to market and develop: (i) ProView; (ii) OTC Views; (iii) Focus500; (iv) Stock Detective; (v) Focus Views Publishing and Syndication; (vi) FocusViews Tool Bar; and (vii) FocusViews.com Internet Portal.

ProView
ProView will feature level II stock quotes, real time charts, screeners and other features and content and will provide active traders with tools, news and information in a clear, concise user-friendly application.  Offered as a subscription product, ProView will be marketed on the FocusViews Internet site and throughout the electronic and non-electronic media.  ProView will compete with other subscription based financial data and news services by providing compelling content in a more user-friendly format.

ProView will offer unique value added features produced by the FocusViews news and editorial division, including, OTC Views (FocusViews’ proprietary OTCBB company data and information) and The Stock Detective.

OTC Views
OTC Views comprises a database of thousands of OTCBB traded securities which are updated by FocusViews, Inc. on a daily basis.  OTC Views will provide investors with a detailed, non-biased informational report and summary on every OTCBB traded company.  OTC Views is a feature of the website and will be offered as a stand-alone subscription feature and as a value-added feature bundled into ProView or distributed via licensing agreements through third party vendors such as Bloomberg or Multex.

Focus500
The Focus500 is an exclusive and proprietary content feature of the website.  Focus500 is a provider of information for over 500 OTCBB listed stocks, compiled and published exclusively by the Registrant and its direct and indirect subsidiaries.  Focus500 will always be available for free on the Focus Views’ internet portal and distributed without charge to all third party distributors.

Stock Detective
In connection with its strategy to become the leading brand in OTC news and information, Focus Views intends to feature the acclaimed Stock Detective investigative journal, an established brand which is recognized worldwide as a champion for investor safety and education in OTC markets.

This will be an online journal which successfully investigates dozens of stock frauds and educates thousands of investors on the potential perils of investing in companies listed on the OTC exchanges.  Stock Detective will feature articles and contain investor education resources will be available free at the Focus Views internet portal. Stock Detective will also provide a subscription feature offering real time stock alerts and additional “feature” articles and columns for syndication.

Focus Views Publishing and Syndication
A natural offshoot of Focus Views editorial production activity, the Registrant and its direct and indirect subsidiaries, will seek to further monetize its core product lines by licensing certain of its content for distribution by third parties -online and offline.  Stock Detective and other feature articles and columns are strongly suited for this strategy.  In addition, the Company intends to publish a new Stock Detective book in early 2008.

Focus Views Toolbar
Focus Views has developed a proprietary browser toolbar that is designed to further enhance the Focus Views’ brand recognition and make it easy for visitors to revisit the website.  This toolbar will be offered as a free download for any visitor to the Company’s website and will provide ancillary market products and features.  The toolbar makes our website easily accessible to users and appears in the user’s web browser every time they start Internet Explorer.  The tool bar features scrolling headlines and “teaser” Stock Detective articles and is customized by the user to maximize his/her portfolio needs.  We are also planning to incorporate public service announcements such as Amber Alerts, weather and breaking news into the Toolbar.

MARKETING AND DISTRIBUTION METHODS OF PRODUCTS AND SERVICES
The Company’s main marketing and distribution method is via the internet.  Focus Views intends to reach the majority of the visitors to its website through the internet via web banners and mass email distribution lists.  The Company possesses a pre-populated database and managed marketing utility.  This pre-populated database is comprised of four parts and provides us with a possibility of new visitors and also enables us to streamline our marketing efforts.  The pre-populated database is comprised of four parts as follows:

-	Email List of Prospective Visitors: Opt-in email records;
-	Hardware: Database servers, Tracking Servers, Email Servers, Routers and Switches and DNS Servers;
-	Software: Campaign Builder, Campaign Manager & Tracker; and
-	Fulfillment & Maintenance: Management, Campaign Testing and Fulfillment, Bandwidth and Data Processing.

In addition, to the web-based promotions and advertisements, we intend to align ourselves with well-known players in the financial community to build strong business relationships and engage in reciprocal advertisement arrangements.  Lastly, we also expect to advertise in business newspapers and periodicals.

STATUS OF PUBLICLY ANNOUNCED NEW PRODUCTS/SERVICES
The products and services that are listed and discussed in detail above are in development stages and are expected to be publicly introduced in the near future.

INDUSTRY AND COMPETITIVE FACTORS
The financial services industry is an extremely competitive industry.  Research and market information is very important to investors.  Currently, there are already many services available to investors but we hope to gain market share by offering a unique and valuable service.

There are certain factors that we believe will be critical for our growth:

•	Capitalize on an investors need for up-to date information;

•	Provide investors with “must-have” information at reasonable prices; and

•	Offer services to investors that are easy to navigate and gives customers what they want in an easy to use format.

OUR INTELLECTUAL PROPERTY
The Company does not nor does it intend to own any patents or have any of its products or services patented.  The Company does intent to obtain trademarks and copyrights on its products and services offered to its customers.  All of the articles published on the internet portal will be copyrighted and the material will not be available for reproduction without the consent of the Company.

RESEARCH AND DEVELOPMENT ACTIVITIES DURING THE PRIOR TWO FISCAL YEARS
Focus Views’ business plan revolves around providing information to customers regarding the financial markets.  Its main service is providing research to clients.  Therefore, there will be substantial research conducted in order to provide clients with accurate and helpful services and information.

Over the prior two fiscal years, however, the Company has not engaged in substantial research and development.

COMPLIANCE WITH ENVIRONMENTAL LAW
We comply with all environmental laws as well as applicable local regulations. In addition to statutory and regulatory compliance, we actively ensure the environmental sustainability of our operations. Penalties would be levied upon us if we fail to adhere to and maintain certain standards. Such failure has not occurred in the past, and we generally do not anticipate that it will occur in the future, but no assurance can be given in this regard.

EMPLOYEES
As of December 1, 2007, we do not have any full-time employees.  David Goldberg, the sole officer and director of FV-Delaware is the only person employed by FV-Delaware.  Once the internet portal is established we will need a minimal number of employees to maintain the website and conduct research and write articles for our visitors.

Item 2.	Description of Property.

We currently do not own any property.  Focus Views rents office space at 1920 Hallandale Beach Blvd., Suite 708, Hallandale, Florida.  The Company does not have a need to acquire any property and it is not in its business plan to acquire any property.

Item 3.	Legal Proceedings.

Neither the Company nor any of its subsidiaries is a party to any pending or threatened legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Market Information

Our Common Stock is currently quoted on the OTCBB under the symbol “TSPD.”  There is a limited trading market for our Common Stock.  The following table sets forth the range of high and low bid quotations for each quarter within the last fiscal year.  These quotations as reported by the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Closing Bid
YEAR 2007	High Bid	Low Bid
1st Quarter Ended December 31	--	--
2nd Quarter Ended March 31	--	--
3rd Quarter Ended June 30	--	--
4th Quarter Ended September 30	--	--

Holders

As of September 30, 2007 in accordance with our transfer agent records, we had 28 recordholders of our Common Stock, holding 45,500,000 shares.

Dividends

Holders of our common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefore. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

Recent Sales of Unregistered Securities
None

Subsequent Events
On November 30, 2007, we entered into a Plan of Reorganization where we issued 79,000,000 to entities designated by Focus Views, Inc.  In addition and pursuant to the Plan of Reorganization, Ms. Tiffany Miller agreed to cancel 23,275,000 shares of common stock.  Therefore, after the Plan of Reorganization, we currently have 101,225,000 shares of common stock outstanding.

On December 11, 2007, Tradeshow Products Inc. entered into a non-binding letter of intent to purchase American Management Services, LLC, known as AMS Outsourcing which provides insurance, payroll, and staffing services to small to medium size businesses nationwide. This letter of intent is the first step in the new strategic initiative being defined and implemented with the assistance of Bay Side Financial.

Item 6.	Management’s Discussion and Analysis or Plan of Operations.

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Plan of Operation

The Company plans to develop the marketing of their software “Instant Recall” to the OEM markets in North America over the next 12-15 months. The Company has developed significant interest in its product to date and intends to capitalize on that interest, while exploring new and expanded opportunities. The Company has also developed substantial business contacts and relationships in China. Several complimentary products and opportunities exist in this market that would be of interest to EWRX in its pursuit of developing an expanded line of software products to round out its product line.

Although, the Company will be in need of financing to carry out its plan of operation, it intends to raise the capital needed to accomplish its business plan from interested parties, management and existing shareholders. While raising capital is always subject to many uncertainties, we believe that, with the demand anticipated for our product, financing will be available to meet our requirements. It is not anticipated that we will have to invest any further significant funds, or support any substantial funding on research or development for Instant Recall.

The Company operations do not require costs for manufacturing, therefore, we do not anticipate the requirement to purchase equipment of any significance. Our need for any change in staffing is not anticipated for the immediate future, we will, however, require some paid and full time staff as the marketing and sales efforts begin to take shape. It is expected that clerical and office personnel will be required after the first quarter of 2008. We will, as required, employ a senior sales person to respond to clients requirements for service. Other sales and marketing personnel will be acquired as the sales dictate.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance and should be read in conjunction with the financial statements included in this Current Report on Form 8-K.  This discussion contains forward-looking statements that involve risks and uncertainties.  Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth under the section entitled “Risk Factors” and elsewhere in this Current Report on Form 8-K.

Our Business

Through the Company’s direct and indirect subsidiaries, we operate in the information and research arena of the financial markets.  Our main presence is on the internet and we operate and maintain an “internet portal” that provides investors with a plethora of investment resources, including stock quotes, information on trading practices and current events regarding the financial markets.

Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, the Company did not generate significant cash flow.  The Company had a net loss of $67,812 for the year ended September 30, 2007.  Additionally, as of September 30, 2007, the Company had a working capital deficiency of $742 and a stockholders’ deficiency of $742.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.

PLAN OF OPERATIONS

Pursuant to the acquisition of Focus Views, as disclosed above, in 2008, we intend to continue to work to develop our internet portal and develop the websites financial services, including OTC Views, Focus500, Stock Detective and ProView.

To the extent we are successful in developing our website and increasing our visitor base, we expect to realize cash that will be sufficient to continue our operations during the next 12 months.  Our opinion concerning our liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs.

Over the course of the next few years, we intend to grow and expand our internet presence and become a main provider of OTCBB financial information to investors.  We expect to develop and maintain a complete internet portal that consists of a variety of websites designed to provide the visitor with information regarding companies trading on the OTC Bulletin Board.

We expect that our current cash and any revenues generated from the business will be sufficient to satisfy our cash requirements for the next 12 months.  However, if we determine that additional funds are needed, it may be necessary to conduct a financing in order to raise additional funds.

We do not expect to conduct any substantial research and development on our products or any potential products.  In addition, over the next 12 months, we do not expect to purchase any significant plant or equipment in order for us to implement our plan of operations and we do not expect to increase the number of employees currently employed by us.

Critical Accounting Policies

Revenues include fees billed for consulting services on a month to month contract.  These revenues are recognized as the services are performed.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). —an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2007, we do not have a liability for unrecognized tax benefits.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7.	Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Tradeshow Products, Inc.

We have audited the accompanying balance sheet of Tradeshow Products, Inc. (a development stage company) (the "Company") as of September 30, 2007 and the related statements of operations, changes in stockholders' deficiency and cash flows for the year ended September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tradeshow Products, Inc. (a development stage company) as of September 30, 2007 and the results of its operations and its cash flows for the year ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company had a net loss of $67,812 for the year ended September 30, 2007.  Additionally, as of September 30, 2007, the Company had a working capital deficiency of $742 and a stockholders' deficiency of $742.  These matters raise substantial doubt about its ability to continue as a going concern.  Management's plan in regards to these matters is described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weinberg & Company, P.A.

Boca Raton, Florida
December 27, 2007

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
            PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Tradeshow Products, Inc.
(A Development Stage Company)
Las Vegas, Nevada

We have audited the accompanying balance sheet of Tradeshow Products, Inc. (a development stage company) as of September 30, 2006, and the related statements of operations, stockholders’ equity and cash flows for the year ended September 30, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tradeshow Products, Inc. (a development stage company) as of September 30, 2006 and the results of its operations and its cash flows for the year ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

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
Moore & Associates Chartered
Las Vegas, Nevada
November 20, 2006

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

TRADESHOW PRODUCTS, INC.
(A Development Stage Company)
September 30, 2007
Balance Sheet

ASSETS

Current Assets

Cash	$738

Total assets	$738

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	1,480

Total liabilities	1,480

Stockholders' Deficit

Preferred stock - $0.001 par value; 5,000,000 shares
authorized; no shares issued and outstanding	-
Common stock - $0.001 par value; 70,000,000 shares
authorized; 45,500,000 shares issued and outstanding	45,500
Additional paid-in capital	29,650
Accumulated deficit	(75,892)

Total Stockholders' deficit	(742)

Total liabilities and stockholders' deficit	$738

See accompanying notes to financial statements

TRADESHOW PRODUCTS, INC.
(A Development Stage Company)
Statements of Operations

			From Inception
			on August 4,
	For the Year Ended		2005 Through
	September 30,		September 30,
	2007	2006	2007

Revenues	$-	$4,000	$4,000
Cost of revenues	-	-	-
Gross margin	-	4,000	4,000

Operating expenses

General and administrative	67,812	10,330	79,892

Total operating expenses	67,812	10,330	79,892

Net Loss	$(67,812)	$(6,330)	$(75,892)

Basic and fully diluted loss per share	$(0.00)	$(0.00)

Weighted average number
of shares outstanding, basic and fully diluted	45,500,000	45,500,000

See accompanying notes to financial statements

TRADESHOW PRODUCTS, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
From the Period August 5, 2005 (Inception) Through September 30, 2007

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at inception	-	$-	$-	$-	$-

Common stock issued for cash
at $0.004 per share	24,500,000	24,500	(17,000)	-	7,500

Net loss from inception
through September 30, 2005	-	-	-	(1,750)	(1,750)

Balance, September 30, 2005	24,500,000	24,500	(17,000)	(1,750)	5,750

Common stock issued for cash
at $0.05 per share	21,000,000	21,000	46,650	-	67,650

Net loss for the year
ended September 30, 2006	-	-	-	(6,330)	(6,330)

Balance, September 30, 2006	45,500,000	45,500	29,650	(8,080)	67,070

Net loss for the year
ended September 30, 2007	-	-	-	(67,812)	(67,812)

Balance, September 30, 2007	45,500,000	$45,500	$29,650	$(75,892)	$(742)

See accompanying notes to financial statements

TRADESHOW PRODUCTS, INC.
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			on August 4,
	For the Year Ended		2005 Through
	September 30,		September 30,
	2007	2006	2007

Cash flows from operating activities

Net loss	$(67,812)	$(6,330)	$(74,912)
Adjustments to reconcile net loss to
net cash used by operating activities:
Changes in operating assets and liabilities
Increase in accounts payable	1,480	-	500

Net cash used by operating activities	(66,332)	(6,330)	(74,412)

Cash flows from investing activities
Sale of investments	5,000	-	-

Net cash provided by investing activities	5,000	-	-

Cash flows from financing activities

Payment of stock offering costs	-	(7,350)	(7,350)
Proceeds from the sale of common stock	-	75,000	82,500

Net cash provided by financing activities	-	67,650	75,150

Net (decrease) / increase in cash	(61,332)	61,320	738

Cash beginning of period	62,070	-	-

Cash end of period	$738	$61,320	$738

See accompanying notes to financial statements

TRADESHOW PRODUCTS, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007

Note 1 – Nature of Organization

a.	Organization and Business Activities

Tradeshow Products, Inc. (The Company or TPI) was incorporated under the laws of the State of Nevada on August 4, 2005 with principal business activity of providing cost effective, small order, immediate turn-around promotional products for the trade show and trade events in the Las Vegas, Nevada market.

b.	Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be a cash equivalent.

c.	Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

d.	Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

e.	Organization Costs

The Company has expensed the costs of its incorporation.

f.	Fair Value of Financial Instruments

The carrying value of the Company's financial intruments, including cash and cash equivalents and accounts payable at September 30, 2007, approximate their fair value because of their relatively short maturities.

TRADESHOW PRODUCTS, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007

g.	Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. During the year ended September 30, 2007 and 2006 the Company had not incurred any advertising costs.

h.	Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $100,000.  As of September 30, 2007, the Company’s bank deposits did not exceed the insured amounts.

i.	Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period. Statement of Financial Standards No., 128, "Earnings per Share," requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").  Basic earnings (loss) per share is computed by dividing earnings (losses) available to common stockholders by the weighted average number of common shares outstanding during the period.

                         For the                                                                       For the
                                                      Year Ended                                                               Year Ended
                                     September 30, 2007                                                  September 30, 2006

Net loss                                        $ (67,812)                                                                      $ (6,330)

Weighted average
  number of shares                      45,500,000                                                                    45,500,000

Net loss per share                        $  (0.00)                                                                         $  (0.00)

j.	Income Taxes

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

TRADESHOW PRODUCTS, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007

Net deferred tax assets consist of the following components as of September 30, 2007:

 2007
Deferred tax assets
   NOL Carryover                                           $  25,803
Deferred tax liabilities                                             -0-
Valuation allowance                                        (25,803)
Net deferred tax assets                                $         -0-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the period ended September 30, 2007.

As of September 30, 2007, the Company had net operating loss carryforwards of approximately $75,000 that may be offset against future taxable income through 2027.  No tax benefit has been reported in the September 30, 2007, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating carryforwards for Federal Income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years. (See note 4.)

Recent Accounting Pronouncements

During the year ended September 30, 2007, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations:

FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, issued in September 2006, establishes a formal framework for measuring fair value under GAAP.  It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements.  Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards.  SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS No. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition.

TRADESHOW PRODUCTS, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007

This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company believes the adoption will not have any impact on its financial statement

                Fair Value Accounting for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement 159”). Statement 159 allows companies to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, all unrealized gains or losses in fair value for that instrument shall be reported in earnings at each subsequent reporting date. Statement 159 is effective for fiscal years that begin after November 15, 2007, which for us will be our fiscal 2009. We are currently evaluating the impact Statement 159 will have on our future consolidated financial position, results of operations and cash flows.

                                Adoption of New Accounting Policy

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). —an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2007, we do not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2005.

TRADESHOW PRODUCTS, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007

During the periods open to examination, the Company has utilized net operating loss and tax credit carry forwards that have attributes from closed periods. Since these NOLs and credit carry forwards were utilized in the open periods, they remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2007, we have no accrued interest or penalties related to uncertain tax positions.

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recuring losses from its operations since its inception and has stockholder's deficit of $75,892 as of September 30, 2007. Additionally, as of September 30, 2007, the Company had a working capital deficiency of $742 and a stockholders' deficiency of $742. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company's assets is dependent upon continued operations of the Company. In addition, the Company's  recovery is dependent on future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

Note 3 – Stockholders Equity

During the period from August 4, 2005 (Inception) to September 30, 2005 the Company issued a total of 24,500,000 shares of common stock services valued at $7,500.

During the year ended September 30, 2006 The Company completed a private placement of 21,000,000 shares of its common stock for gross proceeds of $75,000 ($.0036 per share) less offering costs of $7,350.

TRADESHOW PRODUCTS, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007

On April, 11, 2007, the Company’s common stock was forward split on a 14 shares for 1 share basis. The accompanying financial statements reflect the forward stock split on a retroactive basis.

Note 4 – Subsequent Events

On December 3, 2007, the Company entered into an Agreement and Plan of Reorganization with Focus Views, Inc., a Delaware corporation and each of the shareholders of Focus Views. The closing of the transaction took place on December 3, 2007 and resulted in the acquisition of Focus Views. Pursuant to the terms of the Plan of Reorganization, The Company acquired all of the outstanding capital stock and ownership interests of Focus Views from the Focus Views Shareholders for an aggregate of 79,000,000 shares, or 79% of the Company’s common stock.

At the Closing on December 3, 2007, the authorized capital stock consists of 980,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share.  Immediately prior to Closing, TPI had 45,500,000 shares of common stock issued and outstanding.  Pursuant to the Plan of Reorganization, certain shareholders of TPI agreed to cancel 23,275,000 shares of TPI common stock and TPI agreed to issue an additional 79,000,000 shares of common stock to entities designated by Focus Views. On December 3, 2007 and immediately after Closing, an aggregate of 101,225,000 shares of Common Stock were outstanding, including shares issued pursuant to the Closing. Generally accepted accounting principles require that the company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes, resulting in a reverse acquisition. Accordingly, the share exchange transaction will be accounted for as a recapitalization of the Company.

On December 11, 2007 Tradeshow Products signed a letter of intent to purchase American Management Services, LLC, known as AMS Outsourcing which provides insurance, payroll, and staffing services to small to medium size businesses nationwide. The term of the acquisition will be set forth in definitive agreements to be negotiated in early 2008.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no changes or disagreements with Accountants prior to September 30, 2007.

Subsequent to September 30, 2007, and, on November 30, 2007, Moore & Associates (“Moore”) was dismissed as independent auditor for the Company.  On December 3, 2007, the Company engaged Weinberg & Co., P.A. (“Weinberg”) as its principal independent accountant.  This decision to engage Weinberg was ratified by the majority approval of the Board of Directors of the Company.

As disclosed in the Company’s 8-k filed on December 6, 2007, the Company has not had any disagreements with Moore related to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.  For the most recent two fiscal years and any subsequent interim period through Moore’s termination on December 3, 2007, there has been no disagreement between the Company and Moore on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Moore would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.

The Company engaged Weinberg & Co., P.A. (“Weinberg”) as its new independent auditors on December 3, 2007.  Prior to such date, the Company, did not consult with Weinberg regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered, or (iii) any other matter that was the subject of a disagreement between the Company and its former auditor as described in Item 304(a)(1)(iv) of Regulation S- B.

Item 8A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name and age of our sole executive officer and director.

Name	Age	Position	Date of Appointment

David Goldberg	46	Chairman, Chief Executive Officer, Chief Financial Officer, Secretary	December 2007

Set forth below is a brief description of the background and business experience of our sole executive officer and director for the past five years.

David Goldberg, Chairman, Chief Executive Officer, Chief Financial Officer and Secretary
Male, age 46, is a former Directors of Championlyte Holdings, Inc., a public company, on February 11, 2003 and was appointed as its President on April 14, 2003. He also serves as Championlyte’s Principal Financial Officer and Principal  Accounting  Officer.  He devoted his full time to Championlyte.  He was also the CEO of Championlyte Beverages,  Inc., a subsidiary of Championlyte Holdings, Inc.

Mr. Goldberg has fifteen years of sales and marketing experience in the real estate and property management industries.  From May 1996 to May 2000, Mr. Goldberg was property manager and leasing agent of Camco Inc. In such capacity he managed and directed all operations of the one million square foot of retail industrial portfolio. He also oversaw management of the various residential communities and ran the daily operations of the business. From August 1995 to May 2000 he was the principal owner of Gold's Gym Fitness & Health Center in Middletown, New York. Mr. Goldberg holds a degree in Business Administration from the State University of New York.

Term of Office
Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

None.

Family Relationships

No family relationships exist among our directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Code of Ethics

We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. This Code of Ethics is as follows:

As a public company, it is of critical importance that Tradeshow Products, Inc. (“Tradeshow”) filings with the Securities and Exchange Commission be accurate and timely. Depending on their position with Tradeshow, employees may be called upon to provide information to assure that Tradeshow’s public reports are complete, fair, and understandable. Tradeshow expects all of its employees to take this responsibility seriously and to provide prompt and accurate answers to inquiries related to Tradeshow’s public disclosure requirements.

Tradeshow’s Finance Department bears a special responsibility for promoting integrity throughout Tradeshow, with responsibilities to stakeholders both inside and outside of Tradeshow. The Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Finance Department personnel have a special role both to adhere to the principles of integrity and also to ensure that a culture exists throughout Tradeshow as a whole that ensures the fair and timely reporting of Tradeshow’s financial results and conditions. Because of this special role, the CEO, CFO, and all members of Tradeshow’s Finance Department are bound by Tradeshow’s Financial Code of Ethics, and by accepting the Financial Code of Ethics, each agrees that they will:

-	Act with honesty and integrity, avoiding actual or actual conflicts of interest in personal and professional relationships.

-
Provide information that is accurate, complete, objective, relevant, timely and understandable to ensure full, fair, accurate, timely, and understandable disclosure in the reports and documents that Tradeshow files with, or submits to, government agencies and in other public communications.

-	Comply with the rules and regulations of federal, state and local governments, and other appropriate private and public regulatory agencies.

-	Act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing one’s independent judgment to be subordinated.

-
Respect the confidentiality of information acquired in the course of one’s work, except when authorized or otherwise legally obligated to disclose. Confidential information acquired in the course of one’s work will not be used for personal advantage.

-	Share job knowledge and maintain skills important and relevant to stakeholders needs.

-	Proactively promote and be an example of ethical behavior as a responsible partner among peers, in the work environment and in the community.

-	Achieve responsible use of, and control over, all Tradeshow assets and resources employed by, or entrusted to yourself, and your department.

-	Receive the full and active support and cooperation of Tradeshow’s Officers, Sr. Staff, and all employees in the adherence to this Financial Code of Ethics.

-
Promptly report to the CEO or CFO any conduct believed to be in violation of law or business ethics or in violation of any provision of this Code of Ethics, including any transaction or relationship that reasonably could be expected to give rise to such a conflict. Further, to promptly report to the Chair of Tradeshow’s Audit Committee such conduct if by the CEO or CFO or if they fail to correct such conduct by others in a reasonable period of time.

Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were timely filed as of the date of this filing.

Item 10.	Executive Compensation.

Compensation of Executive Officers
The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended September 30, 2006 and 2007 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Tiffany Miller, (1) President, Chief Executive Officer, Chief Financial Officer	2007	$0	0	0	0	0	0	0	$0
	2006	$0	0	0	0	0	0	0	$0

David Goldberg (2) President, Chief Executive Officer, Chief Financial Officer	2007	$0	0	0	0	0	0	0	0

(1)	On November 30, 2007, pursuant to the Agreement and Plan of Reorganization, Tiffany Miller resigned as the President, Chief Executive Officer and Chief Financial Officer of Tradeshow Products, Inc.
(2)
Mr. Goldberg was not an officer or director on or before September 30, 2007, the 2007 fiscal year end.  On November 30, 2007, pursuant to the Agreement and Plan of Reorganization, David Goldberg was the President, Chief Executive Officer and Chief Financial Officer of Tradeshow Products, Inc.

Employment Agreements

We currently do not have an employment agreement with our sole officer and director.

Compensation of Directors

For the fiscal year ended September 30, 2007, we did not compensate our directors for their services.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our capital stock, as of the 2007 fiscal year ended September 30, 2007, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5%of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (2)

Common Stock	Tiffany Miller (1)	24,500,000	54%

Common Stock	All officers and directors as a group (1 in number)	24,500,000	54%

(1) The person listed is no longer an officer and/or director of the Company.  Pursuant to a Plan of Reorganization entered into on November 30, 2007, Ms. Miller agreed to resign as sole officer and director and cancel 23,275,000 shares of common stock.

The following table sets forth certain information regarding the ownership of our capital stock, as of December 21, 2007, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5%of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (2)

Common Stock	David Goldberg (1)	75,395,000	74.5%

Common Stock	All officers and directors as a group (1 in number)	75,395,000	74.5%

(1) The person listed is an officer and/or director of the Company and the address for each beneficial owner is 1920 E. Hallandale Beach Blvd., Suite 708, Hallandale, Florida 33009.

Item 12.	Certain Relationships and Related Transactions.

To the best of the Company’s knowledge, there are currently no transactions between the Company and any related person.

Item 13.	Exhibits.

Exhibit No.	Title of Document	Location

3.1	Articles of Incorporation	Incorporated by reference to incorporated by reference to Exhibit 3.01(a) to the Company’s registration statement on Form SB-2 filed on July 14, 2006.
10.1	Agreement and Plan of Reorganization, dated December 3, 2007, among Tradeshow Products, Inc. and Focus Views, Inc.	Incorporated by reference to Form 8-K filed on December 6, 2007

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Item 14.	Principal Accounting Fees and Services.

Audit Fees

For our fiscal year ended September 30, 2007, we were billed approximately $2,550 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended September 30, 2006, we were billed approximately $1,900 for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

For our fiscal years ended September 30, 2007 and 2006, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended September 30, 2006 and 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRADESHOW PRODUCTS, INC.

By:	/s/ David Goldberg
DAVID GOLDBERG
President, Chief Executive Officer, Chief Financial Officer

Date:	December 28, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Goldberg	President, Chief Executive Officer,	December 28, 2007
DAVID GOLDBERG	Chief Financial Officer