Form 10KSB/A
period 2007-09-30
Tradeshow Products, Inc.
filed 2008-01-02
CIK 1368961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
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

TRADESHOW PRODUCTS, INC.

By:	/s/ David Goldberg
DAVID GOLDBERG
President, Chief Executive Officer, Chief Financial Officer

Date:	January 2, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Goldberg	President, Chief Executive Officer,	January 2, 2008
DAVID GOLDBERG	Chief Financial Officer