Form 10QSB
period 2007-12-31
Tradeshow Products, Inc.
filed 2008-02-14
CIK 1368961

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________

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
Common Stock, par value $.001
(Title of class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☒  No   ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 8, 2008: 101,225,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes  ☐ No ☒

Except as otherwise required by the context, all references in this prospectus to "we", "us”, "our", “Focus Views”, ”Tradeshow”,  or "Company" refer to the consolidated operations of Tradeshow Products, Inc., a Nevada corporation, and its wholly owned subsidiaries.

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this quarterly report of the Company discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this quarterly report on Form 10-QSB that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements.

i

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

TRADESHOW PRODUCTS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$1,936
TOTAL CURRENT ASSETS	1,936

Office equipment (net of accumulated depreciation of $2,073)	1,789

TOTAL ASSETS	$3,725

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$45,375
Due to affiliated company	113,903
Accrued interest	1,189
Notes payable - related party	55,101

TOTAL CURRENT LIABILITIES	215,568

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 980,000,000 shares authorized, 101,225,000 shares issued and outstanding	101,225
Additional paid in capital	8,033
Deficit accumulated during development stage	(321,101)
Total Stockholders’ Deficiency	(211,843)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$3,725

See accompanying notes to condensed consolidated financial statements.

TRADESHOW PRODUCTS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			For The Period From
	For The Three Months Ended December 31,		July 14, 2004 (Inception) through December 31, 2007
	2007	2006

REVENUE	$-	$-	$49

OPERATING EXPENSES
Rent	9,209	5,850	107,459
Professional fees	41,827	500	203,002
Office	1,623	5	3,612
Depreciation	322	695	2,073
Travel and entertainment	-	113	3,814
Total operating expenses	52,981	7,163	319,960

LOSS FROM OPERATIONS	(52,981)	(7,163)	(319,911)

OTHER EXPENSE
Interest expense	1,190	-	1,190
Total other expense	1,190	-	1,190
NET LOSS	$(54,171)	$(7,163)	$(321,101)

Basic and diluted - loss per share	$-	$-

Weighted average number of shares outstanding, basic and diluted	101,225,000	100,000

See accompanying notes to condensed consolidated financial statements.

TRADESHOW PRODUCTS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM JULY 14, 2004 (INCEPTION)
THROUGH DECEMBER 31, 2007
(UNAUDITED)

			Common	Stock	Additional	Deficit Accumulated During
	Common Stock		Stock to	Subscriptions	Paid In	Development
	Shares	Amount	be Issued	Receivable	Capital	Stage	Total

Net loss for the period ended December 31, 2004	-	$-	$-	$-	$-	$(16,716)	$(16,716)

BALANCE AT DECEMBER 31, 2004	-	-	-	-	-	(16,716)	(16,716)

Common stock to be issued (5,750,000 shares)
in exchange for subscriptions receivable	5,750,000	-	575	(5,750)	5,175	-	-

Net loss for the year ended December 31, 2005	-	-	-	-		(37,056)	(37,056)

BALANCE AT DECEMBER 31, 2005	5,750,000	-	575	(5,750)	5,175	(53,772)	(53,772)

Cancellation of stock subscriptions (5,750,000 shares)	(5,750,000)	-	(575)	5,750	(5,175)	-	-

Common stock to be issued (100,000 shares)
in exchange for subscriptions receivable	-	-	10	(10,000)	9,990	-	-

Net loss for the year ended December 31, 2006	-	-	-	-		(34,636)	(34,636)

BALANCE AT DECEMBER 31, 2006	-	-	10	(10,000)	9,990	(88,408)	(88,408)

Net loss for the period ended September 30, 2007	-	-	-	-	-	(178,522)	(178,522)

BALANCE AT SEPTEMBER 30, 2007	-	-	10	(10,000)	9,990	(266,930)	(266,930)

Payment of subscriptions receivable	10,000	10	(10)	10,000		-	10,000

Common stock issued in reverse merger	124,390,000	124,390	-	-	(125,132)	-	(742)

Retirement of common stock	(23,275,000)	(23,275)	-	-	23,275	-	-

Conversion of accounts payable to common stock	100,000	100	-	-	99,900	-	100,000

Net loss for the period ended December 31, 2007	-	-	-	-	-	(54,171)	(54,171)

BALANCE AT DECEMBER 31, 2007	101,225,000	$101,225	$-	$-	$8,033	$(321,101)	$(211,843)

See accompanying notes to condensed consolidated financial statements.

TRADESHOW PRODUCTS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For The Period From
	For the Three Months Ended December 31,		July 14, 2004 (Inception) through December 31, 2007
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,171)	$(7,162)	$(321,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	322	696	2,073
Changes in liabilites
Increase (decrease) in accounts payable	(2,125)	6,462	155,375
Increase in accrued expenses	1,189	-	1,189
Net Cash Used In Operating Activities	(54,785)	(4)	(162,464)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of fixed assets	(1,351)	-	(3,862)
Cash acquired in reverse merger	(742)	-	(742)
Net Cash Used In Investing Activities	(2,093)	-	(4,604)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable - related party	22,601	-	55,101
Due from affiliate	4,351	-	113,903
Subscription receivable	-	-	(9,550)
Payment of subscription receivable	9,550	-	9,550
Net Cash Provided From Financing Activities	36,502	-	169,004

NET INCREASE (DECREASE) IN CASH	(20,376)	(4)	1,936

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,312	10	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,936	$6	$1,936

Supplemental disclosure of non cash investing & financing activities:
Conversion of account payable to common stock	$100,000	$-	$100,000

See accompanying notes to condensed consolidated financial statements.

TRADESHOW PRODUCTS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

The accompanying unaudited condensed consolidated financial statements include the accounts of Focus Views, Inc., and its controlled subsidiary, Tradeshow Products, Inc. (hereinafter referred to as the “Company”).  As noted above, the historical financial statements as presented reflect the operations of Focus Views, Inc. as a result of a reverse merger.  Tradeshow Products, Inc. is the name of the surviving entity.  The Company is considered to be in the development stage.

Focus Views, Inc. was incorporated under the laws of the State of Delaware on November 14, 2006. A wholly owned subsidiary, Focus Views, Inc. was incorporated on July 14, 2004 under the laws of the State of Florida.  Focus Views, Inc. was formed for the purpose of providing clear, concise, and consolidated market data and news to the investment community, primarily through the Internet. Its offices are located in Hallandale, Florida. The Company’s fiscal year end is September 30th.  There have been no significant operations since inception. The Company is in the process of raising additional capital and financing for future operations.

On December 5, 2007, Focus Views, Inc. and Tradeshow Products, Inc., a Nevada corporation, entered into a  Plan of Reorganization whereby Tradeshow Products, Inc. acquired all of the issued and outstanding shares of Focus Views, Inc.  Pursuant to this Agreement, Tradeshow Products canceled 23,275,000 shares of its issued and outstanding common stock and then issued 79,000,000 shares of common stock to the shareholders of Focus Views. This transaction has been accounted for as a reverse acquisition. Accounting principles applicable to reverse acquisitions have been applied to record the acquisition. Under this basis of accounting, Focus Views, Inc, is the acquirer and, accordingly, the consolidated entity is considered to be a continuation of Focus Views, Inc., with the net assets of Focus Views, Inc. deemed to have been acquired and recorded at its historical cost at the conclusion of the transaction, Tradeshow Products has 101,250,000 shares of common stock issued and outstanding and the shareholders of Focus Views control an aggregate of 79% of the common stock.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has suffered recurring losses from its operations since its inception and has a deficit accumulated during development stage of $321,101 as of December 31, 2007.  Additionally, as of December 31, 2007 the Company had a working capital deficiency of $213,632 and a stockholders’ deficiency of $211,843. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company  be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company. In addition, the Company’s recovery is dependent on future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

TRADESHOW PRODUCTS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007
(UNAUDITED)

(B) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. In the Company's opinion, the unaudited interim financial statements and accompanying notes reflect all adjustments consisting of normal and recurring adjustments that are necessary for a fair presentation of its financial position and operating results for the interim periods ended December 31, 2007 and 2006. The results of operations for such periods are not necessarily indicative of the results that may be expected for the full year or any future period.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes  included in the Company's Forms 8-K filed on December 6, 2007.

(C) Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Focus Views, Inc., and its controlled subsidiary Tradeshow Products, Inc. (hereinafter collectively referred to as the "Company"). As noted above, the historical financial statements as presented reflect the operations of Focus Views Inc. as a result of the Reverse Merger. All significant inter-company transactions and accounts have been eliminated in these condensed consolidated financial statements. Trade Show, Inc. is the name of the surviving entity.

(D) Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

TRADESHOW PRODUCTS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007
(UNAUDITED)

(E) Office Equipment

Office equipment is recorded at cost and depreciated over the estimated useful lives of the related assets. Office equipment is being depreciated using the straight line method with a useful life of 3 years.

(F)  Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash and cash equivalents and accounts payable as of December 31, 2007, approximate their fair value because of their relatively short maturities.

(G)  Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period. Statement of Financial Standards No., 128, “Earnings per Share,” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”).  Basic earnings (loss) per share is computed by dividing earnings (losses) available to common stockholders by the weighted average number of common shares outstanding during the period.

	For the	For the
	Three Months Ended	Three Months Ended
	December 31, 2007	December 31, 2006

Net loss	$(54,171)	$(7,163)

Weighted average number of shares	101,225,000	100,000

Net loss per share	$(0.00)	$(0.00)

NOTE 2	DUE TO AFFILIATED COMPANY

Various office and organizational expenses, including rent expense (see Note 3), have been paid by a corporation which is 100% owned by the Company’s Chief Executive Officer. These start-up and office expenses are being accrued and comprise the balance of due to affiliated company on the balance sheet.

NOTE 3	LEASE AGREEMENT

The Company rents office space from an affiliated company (see Note 2) on a month to month basis under a verbal agreement. The Company accrues this rent expense at $1,950 per month.  Rent expense for the three months ended December 31, 2007 and 2006 amounted to $9,209 and $5,850, respectively.

NOTE 4	INCOME TAXES

As of  December 31, 2007 and 2006, the company had net operating loss carry-forwards for both federal and state purposes of $321,101 and $53,773 respectively. This resulted in the Company having potential deferred tax assets of $109,174 and $18,283, as of December 31, 2007 and 2006, respectively.

The potential deferred tax assets have been entirely offset by valuation allowances resulting in net deferred tax assets of zero. The Company’s management has not determined that it is more likely than not that the deferred tax assets will be realized through future taxable income.

NOTE 5	NOTES PAYABLE – RELATED PARTY

The Company has issued $55,101 of notes payable to a related party to raise operating funds. These notes are all due within 1 year and accrue interest at the rate of 10% per annum. As of  December 31, 2007, accrued interest was $1,189.

TRADESHOW PRODUCTS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007
(UNAUDITED)

NOTE 6	RELATED PARTY TRANSACTIONS

Various office and organizational expenses, including rent expense (see Note 3), have been paid by a corporation which is 100% owned by the Company’s Chief Executive Officer. These start-up and office expenses are being accrued and comprise the balance of due to affiliated company on the balance sheet.

The Company rents office space from an affiliated company (see Note 2) on a month to month basis under a verbal agreement. The Company accrues this rent expense at $1,950 per month.  Rent expense for the three months ended December 31, 2007 and 2006 amounted to $9,209 and $5,850 respectively.

TheCompany has issued $55,101 of notes payable to a related party to raise operating funds. These notes are all due within 1 year and accrue interest at the rate of 10% per annum. As of  December 31, 2007 accrued interest was $1,189.

NOTE 7	EQUITY

In November 2007, the Company collected in full the stock subscriptions receivable.

In November 2007, the Company initiated the right to buy out the interest of a party resulting from an agreement entered into in January 2007, wherein that party was to assist the Company in certain business related transactions. The buyout fee was $100,000, payable in cash or the equivalent number of common stock shares as will be determined at a future date.

In November 2007, the Company issued 100,000 of common stock in settlement of the payable. On the first anniversary of agreement, November 26, 2008, the number of shares shall be increased, if required, so that the number of shares times the closing bid of the Company’s common stock for the 30 days immediately prior to the date shall equal $100,000. The Company has the option on the anniversary date to pay the difference in cash.

On December 5, 2007, the Company completed a reverse acquisition of Focus Views pursuant to the Plan or Reorganization. The acquisition was accounted for as a recapitalization effected by a share exchange, wherein Focus Views is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized based on the following.

After the consummation of the exchange, Focus Views shareholders collectively hold approximately 77.9% of the voting rights in the combined company.

The parent is a non-operating Company, while Focus Views is the operating entity and Focus View's management will continue to operate the combined company.

TRADESHOW PRODUCTS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007
(UNAUDITED)

NOTE 8	COMMITMENTS AND CONTINGENCIES

In November 2007, the Company initiated the right to buy out the interest of a party resulting from an agreement entered into in January 2007, wherein that party was to assist the Company in certain business related transactions. The buyout fee was $100,000, payable in cash or the equivalent number of common stock shares as will be determined at a future date.

In November 2007, the Company issued 100,000 of common stock in settlement of the payable. On the first anniversary of agreement, November 26, 2008, the number of shares shall be increased if required, so that the number of shares times the closing bid of the Company’s common stock for the 30 days immediately prior to the date shall equal $100,000. The Company has the option on the anniversary date to pay the difference in cash.

NOTE 9	SUBSEQUENT EVENTS

In early 2008 a related party loaned the Company an additional  $4,000 for operating cash.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance and should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-QSB.  This discussion contains forward-looking statements that involve risks and uncertainties.  Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors.

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

Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, the Company did not generate significant cash flow.  The Company had a net loss of $54,171 for the three months ended December 31, 2007.  Additionally, as of December 31, 2007, the Company had a working capital deficiency of $213,632 and a stockholders’ deficiency of $211,843.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.   The recovery of the Company’s assets is dependent upon continued operations of the Company.  In addition, the Company’s recovery is dependent on future events, the outcome of which is undetermined.  The Company intends to raise additional capital, but there can be no certainty that such effects will be successful.

PLAN OF OPERATIONS

Pursuant to the acquisition of Focus Views in 2008, the Company intends to continue to work to develop its internet portal and develop the financial services websites, including OTC Views, Focus500, Stock Detective and ProView.

To the extent the Company is successful in developing its websites and increasing its visitor base, the Company expects to realize cash that will be sufficient to continue operations during the next 12 months.  The Company’s opinion concerning its liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, the Company may not be able to meet its liquidity needs.

Over the course of the next few years, the Company intends to grow and expand its internet presence and become a main provider of OTCBB financial information to investors.  The Company expects to develop and maintain a complete internet portal that consists of a variety of websites designed to provide the visitor with information regarding companies trading on the OTC Bulletin Board.

The Company expects that its current cash and any revenues generated from the business will be sufficient to satisfy its cash requirements for the next 12 months.  However, if the Company determines that additional funds are needed, it may be necessary to conduct a financing in order to raise additional funds.

The Company does not expect to conduct any substantial research and development on its products or any potential products.  In addition, over the next 12 months, the Company does not expect to purchase any significant plant or equipment in order for the Company to implement its plan of operations and the Company does not expect to increase the number of employees currently employed by us.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Controls and Procedures

 (a)           Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the “reasonable assurance” level. Under the supervision and with the participation of management, as of December 31, 2007, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

(b)           Changes in internal controls.

Our Certifying Officer has indicated that there were no changes in our internal controls or other factors that could affect such controls during the quarter ending December 31, 2007, and there were no such control actions taken with regard to deficiencies and material weaknesses during the quarterly period ending December 31, 2007.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

Neither the Company nor any of its subsidiaries is a party to any pending or threatened legal proceedings.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On November 30, 2007, the Company entered into a Plan of Reorganization where 79,000,000 shares of common stock were issued to entities designated by Focus Views, Inc.  In addition, and pursuant to the Plan of Reorganization, Ms. Tiffany Miller agreed to cancel 23,275,000 shares of common stock.  Therefore, after the Plan of Reorganization, the Company currently has 101,225,000 shares of common stock outstanding.

These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Item 5.     Other Information.

None.

Item 6.    Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A

On December 6, 2007 the Company filed an 8K with the SEC regarding the reverse merger with Focus Views, Inc. This Form 8-k is incorporated by reference to that Form 8-k.

(b)	Exhibits

	Exhibit No.	Exhibit Title

31.1
Certification of David Goldberg, Chief Executive Officer and Chief Financial Officer of Tradeshow Products, Inc., pursuant to 18 U.S.C.  §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of David Goldberg, Chief Executive Officer and Chief Financial Officer of Tradeshow Products, Inc., pursuant to 18 U.S.C.  §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRADESHOW PRODUCTS, INC.

By:	/s/ David Goldberg
DAVID GOLDBERG
President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date:	February 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Goldberg	President, Chief Executive Officer, Chief Financial Officer	February 14, 2008
DAVID GOLDBERG	and Principal Accounting Officer