Form 10QSB
period 2008-03-31
Tradeshow Products, Inc.
filed 2008-05-20
CIK 1368961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ____________ to ________

Commission file number 333-135805

TRADESHOW PRODUCTS, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	20-3336498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1590 South Lewis Anaheim, CA  92805
 (Address of principal executive offices)

(714) 300-0500
(Issuer’s telephone number, including area code)

1920 East Hallandale Beach Blvd., Suite 708 Hallandale, Florida 33009
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☑    No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No ☑

As of May 20, 2008, the registrant had 48,330,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format: Yes ☐   No ☑

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

PART I – FINANCIAL INFORMATION

Item1.                 Condensed Consolidated Financial Statements (Unaudited)

TRADESHOW PRODUCTS, INC.
Condensed Consolidated Balance Sheet
As of  March 31, 2008
(Unaudited)

March 31,
2008

ASSETS

Current assets:
Cash and cash equivalents	$265,451
Unbilled receivables	306,813
Prepaid workers compensation premium	4,683,137
Due from affiliated company	20,000
Other current assets	121,227

Total current assets	5,396,628

Office equipment, net	1,789
Workers compensation reserve fund	976,038

TOTAL ASSETS	$6,374,455

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,660,583
Due to affiliated company	128,903
Note payable	4,683,137
Notes payable-related party	55,101

Total current liabilities	6,527,724

Stockholders' deficit:
Preferred stock: $ 0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-
Common stock; $0.001 par value; 980,000,000 shares
authorized; 48,330,000 shares issued and outstanding	48,330
Additional paid-in capital	60,928
Accumulated deficit	(262,527)

Total stockholders' deficit	(153,269)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,374,455

See accompanying notes to condensed consolidated financial statements.

TRADESHOW PRODUCTS, INC.
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended March 31, 2008 and 2007
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Revenue	$1,747,261	$-	$1,747,261	$-
	-
Cost of sales	1,526,141	-	1,526,141	-

Gross margin	221,120	-	221,120	-

Operating expenses:
General and administative	133,545	5,850	183,456	12,312

Total operating expense	133,545	5,850	183,456	12,312

Other expense
Interest expense	32,071	-	33,261	-

Total other expense	32,071	-	33,261	-

Net income (loss) before provisions	55,504	(5,850)	4,403	(12,312)

Provision for income taxes	-	-	-	-

Net income (loss)	$55,504	$(5,850)	$4,403	$(12,312)

Basic and diluted loss per share	$0.00	$(0.00)	$0.00	$(0.00)

Weighted shares outstanding -
Basic and diluted	95,412,363	124,390,000	106,589,973	124,390,000

See accompanying notes to condensed consolidated financial statements.

TRADESHOW PRODUCTS, INC.
Condensed Consolidated Statements of Stockholders' Deficit
For the Six Months Ended March 31, 2008
(Unaudited)

			Common	Stock	Additional		Total
	Common Stock		Stock to be	Subsciptions	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Issued	Receivable	Capital	Deficit	Deficit

Balance as of September 30, 2007	-	$-	$10	$(10,000)	$9,990	$(266,930)	$(266,930)

Payment of subscriptions receivable	10,000	10	(10)	10,000	-	-	10,000

Common stock issued in reverse merger	124,390,000	124,390	-	-	(125,132)	-	(742)

Retirement of common stock	(76,170,000)	(76,170)	-	-	76,170	-	-

Conversion of accounts payable to common stock	100,000	100	-	-	99,900	-	100,000

Net income for the period ended March 31, 2008	-	-	-	-	-	4,403	4,403

Balance as of March 31, 2008	48,330,000	$48,330	$-	$-	$60,928	$(262,527)	$(153,269)

See accompanying notes to condensed consolidated financial statements.

TRADESHOW PRODUCTS, INC.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended March 31, 2008 and 2007
( Unaudited )

	Six Months Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,403	$(12,312)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	322	-
Changes in assets and liabilities:
Unbilled receivables	(306,813)	-
Prepaid workers compensation premium	(4,683,137)	-
Due from affiliated company	(20,000)	-
Other current assets	(121,227)	-
Workers compensation reserve fund	(976,038)	-
Accounts payable and accrued liabilities	1,613,083	12,312
Due to affiliated company	15,000	-
Net cash used in operating activities	(4,474,407)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in reverse merger	(742)	-
Purchase of office and equipment	(1,351)	-
Net cash (used in) provided by investing activities	(2,093)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of note payble	4,683,137	-
Proceeds from the issuance of note payble - related party	22,601	-
Advances from affiliate	4,351	-
Payments on note payable	9,550	-
Net cash provided by financing activities	4,719,639	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	243,139	-

CASH AND CASH EQUIVALENTS, Beginning of period	22,312	11

CASH AND CASH EQUIVALENTS, End of period	$265,451	$11

See accompanying notes to condensed consolidated financial statements.

TRADESHOW PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

Note 1 - Organization and Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by Tradeshow Products, Inc. (the “Company”), pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of the Company's management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2007.  The results for the six months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending September 30, 2008.

Organization and Line of Business

The accompanying unaudited condensed consolidated financial statements include the accounts of Focus Views, Inc., and its controlled subsidiary, Tradeshow Products, Inc. (hereinafter referred to as the “Company”).  As noted above, the historical financial statements as presented reflect the operations of Focus Views, Inc. as a result of a reverse merger.  Tradeshow Products, Inc. is the name of the surviving entity.  From the Company’s inception its has been considered a development stage company in accordance with Statements of Financial Accounting Standards (“FASB”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”  However, during the quarter ended March 31, 2008, the Company began to generate revenue and commenced planned operations.  As of March 31, 2008, the Company is no longer considered to be a development stage company.  The Company’s deficit accumulated during the development stage through December 31, 2007 was $321,101.

Focus Views, Inc. (“Focus Views”) was incorporated under the laws of the State of Delaware on November 14, 2006. A wholly owned subsidiary, Focus Views, Inc. was incorporated on July 14, 2004 under the laws of the State of Florida.   Focus Views, Inc. was formed for the purpose of providing clear, concise, and consolidated market data and news to the investment community, primarily through the Internet. Its offices are located in Hallandale, Florida. The Company’s fiscal year end is September 30th.  There have been no significant operations since inception. The Company is in the process of raising additional capital and financing for future operations.

On December 5, 2007, Focus Views and Tradeshow Products, Inc. (“Tradeshow Products”), a Nevada corporation, entered into a Plan of Reorganization whereby Tradeshow Products  acquired all of the issued and outstanding shares of Focus Views.  Pursuant to this Agreement, Tradeshow Products canceled 23,275,000 shares of its issued and outstanding common stock and then issued 79,000,000 shares of common stock to the shareholders of Focus Views. This transaction was accounted for as a reverse acquisition (“Reverse Merger”). Accounting principles applicable to reverse acquisitions have been applied to record the acquisition. Under this basis of accounting, Focus Views, is the acquirer and, accordingly, the consolidated entity is considered to be a continuation of Focus Views, with the net assets of Focus Views deemed to have been acquired and recorded at its historical cost at the conclusion of the transaction, Tradeshow Products has 101,250,000 shares of common stock issued and outstanding and the shareholders of Focus Views control an aggregate of 79% of the common stock.

On March 18, 2008 the Company signed a joint marketing contract with a Southern California staffing company.  The contract, which extends twelve months, provides clerical and light industrial staffing to groups of client companies in the region, representing an employee base of about 1,000.

On March 26, 2008 the Company signed a letter of intent for the acquisition of Employers Management Services, LLC, a licensed Benefits Sales Organization, focusing sales efforts within the Professional Employee Organization (“PEO”) and Employee Leasing industry.

TRADESHOW PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As of March 31, 2008 the Company had a working capital deficiency of $1,131,096 and a stockholders’ deficit of $153,269. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classifications of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company. In addition, the Company’s recovery is dependent on future events, the outcome of which is undetermined. The Company intends to continue to attempt to raise additional capital, but there can be no certainty that such efforts will be successful.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Note 2 - Summary of Significant Accounting Policies

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash and cash equivalents, unbilled receivables, prepaid workers compensation premium, due from affiliated company, due from ESI, other current assets, accounts payable and accrued liabilities, due to affiliated company, note payable and note payable-related party as of March 31, 2008, approximate their fair value because of their  relatively short maturities.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Unbilled Receivables

Unbilled receivables consist of amounts due from customers for services performed that have not been billed to the customer.

TRADESHOW PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

Prepaid Worker’s Compensation Premium

On February 28, 2008,, the Company obtained a high deductible policy with an A rated national carrier in order to manage its financial exposure from catastrophic injuries and fatalities. Regulations governing self-insured employers often require the employer to maintain surety deposits of government securities, letters of credit or other financial instruments to cover workers’ claims in the event the employer is unable to pay for such claims. The Company’s excess workers’ compensation insurance annual policy provided coverage for single occurrences exceeding $350,000 with an aggregate stop loss provision of $350,000.  The Company was required to post a $976,038 reserve with the carrier from which claims would be paid until all claims are settled.

Office and Equipment

Office equipment is recorded at cost and depreciated over the estimated useful lives of the related assets. Office equipment is being depreciated using the straight line method with a useful life of 3 years.

Revenue Recognition

PEO Service Fees and Worksite Employee Payroll Costs

The Company recognizes its revenues associated with its PEO business pursuant to EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent.”  The Company's revenues are reported net of worksite employee payroll cost (net method).  Pursuant to discussions with the Securities and Exchange Commission staff, the Company changed its presentation of revenues from the gross method to an approach that presents its revenues net of worksite employee payroll costs (net method) primarily because the Company is not generally responsible for the output and quality of work performed by the worksite employees.

In determining the pricing of the markup component of the gross billings, the Company takes into consideration its estimates of the costs directly associated with its worksite employees, including payroll taxes, benefits and workers’ compensation costs, plus an acceptable gross profit margin.  As a result, the Company’s operating results are significantly impacted by the Company’s ability to accurately estimate, control and manage its direct costs relative to the revenues derived from the markup component of the Company’s gross billings.

Consistent with its revenue recognition policy, the Company’s direct costs do not include the payroll cost of its worksite employees.  The Company’s direct costs associated with its revenue generating activities are comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers' compensation insurance premiums.

Temporary Staffing

The Company records gross revenue for temporary staffing.  The Company has concluded that gross reporting is appropriate because the Company (i) has the risk and responsibility of identifying and hiring qualified employees, (ii) has the discretion to select the employees and establish their price and duties and (iii) bears the risk for services that are not fully paid for by customers.  Temporary staffing revenues are recognized when the services are rendered by the Company's temporary employees.  Temporary employees placed by the Company are the Company's legal employees while they are working on assignments.  The Company pays all related costs of employment, including workers' compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits.  The Company assumes the risk of acceptability of its employees to its customers.

Taxes

Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. There were no current or deferred income tax expense or benefits for the six months ended March 31, 2008

TRADESHOW PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except  that the denominator is increased to include the number of additional common shares that would have been outstanding if the  potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities as of March 31, 2008 and 2007; therefore basic and diluted earnings per share were the same.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements“. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company‘s future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159 ("SFAS No. 159"), “The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company‘s future reported financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) ("SFAS No. 141R"), “Business Combinations.” SFAS No. 141R  changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141R  requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. The adoption of this statement is not expected to have a material effect on the Company‘s future reported financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160 ("SFAS No. 160"), “Noncontrolling Interests in Consolidated Financial Statements,” which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

Note 3 – Notes Payable

On February 28, 2008, the Company issued a note payable in the amount of $5,188,195.00 to finance its workers compensation premium.  The note accrues interest at 7.99% per annun and is due on December 13, 2008.

TRADESHOW PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

Note 4 – Equity

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

On March 21, 2008, Mr. David Goldberg, the Company’s CEO, returned a portion of his shares to treasury, which were retired by the Company.  The number of shares returned by Mr. Goldberg was 52,895,000 shares

Note 5 – Related Party Transactions

Various office and organizational expenses, including rent expense have been paid by a corporation which is 100% owned by the Company’s former Chief Executive Officer. These start-up and office expenses are being accrued and comprise the balance of due to affiliated company on the balance sheet.

The Company rented office space at 1920 Hallandale Beach Blvd., Suite 708, Hallandale, Florida from an affiliated company on a month to month basis.  This office lease was terminated as of April 1, 2008.  The monthly lease was currently approximately $3,070 a month.  Rent expense for the six months ended March 31, 2008 and 2007 amounted to $6,718 and $11,700 respectively

The Company advanced $20,000 to Dalrada Financial Corporation, a company whose CEO is also the Company’s President.  This will be offset by amounts to be invoiced to the Company by Dalrada for services to be provided.

The Company has issued $55,101 of notes payable to a related party to raise operating funds. These notes are all due within 1 year and accrue interest at the rate of 10% per annum.

TRADESHOW PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

Note 6 – Commitments and Contingencies

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

On December 31, 2007, Tradeshow executed an agreement to acquire Mercer Ventures. Inc (MVI) from Clearpoint Resources, Inc.  Pursuant to the agreement, Tradeshow would acquire all the outstanding shares of MVI in exchange for consideration in the form of a perpetual commission equal to one and three quarter percent of MVI’s weekly revenue.  This would be paid in the arrears on the first business day of every month.  This agreement will close upon the completion of due diligence by Tradeshow.

Note 7 – Subsequent Events

On May 9, 2008, the Company announced its intention to change its name to Allegiant Professional Business Services, Inc. to more appropriately reflect the business mission of Tradeshow Products, Inc.

In Feb 2008, the Company entered into a finance agreement to fund its twelve month workers compensation policy with monthly payments of approximately $537,000.  On April fourteen 2008, the Company renegotiated the finance agreement to be as follows:  A twelve month workers Compensation policy funded by BankDirect Capital Finance, total premiums of $4,706,635 less a down payment of $900,000 at 7.99% interest with monthly payments of $438,610.82.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions. The following discussion should be read in conjunction with our condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to the risks discussed in this report.

Overview

Tradeshow Services Inc. (OTCBB symbol: TSPD) ("TSPD" or the "Company") was incorporated August 4, 2005 under the laws of the State of Nevada. The Company's principal executive offices are located at 1590 South Lewis Street, Anaheim, CA 92805. The Company's main phone number is (714) 300-0500.   The following is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance and should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-QSB.

Our Business

TSPD, through its direct and indirect subsidiaries, provides staffing and business processing services to municipalities and small businesses principally in Southern California.  TSPD also provides a variety of financial services including: benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, employer liability management, full time and temporary staffing services to small and medium-size businesses as well.

TSPD services allow its customers to outsource many human resource tasks, including payroll processing, workers' compensation insurance, health insurance, employee benefits, 401k investment services, personal financial management, and income tax consultation. These services also relieve existing and potential customers of the burdens associated with personnel management and control.

STAFFING SERVICES

Staffing services include on-demand or short-term staffing assignments, contract staffing, long-term or indefinite-term on-site management, and human resource administration.

Short-term staffing involves client demands for employees caused by such factors as seasonality, fluctuations in customer demand, vacations, illnesses, parental leave and special projects.

Contract staffing involves providing employees for our clients for a period of more than three months or an indefinite period.

We also will employ an experienced on site manager at a client's place of business under certain contractual arrangements. The manager is responsible for conducting all recruiting, screening, interviewing, testing, hiring and employee placement functions at the client's facility for a long-term or indefinite period.

We use a variety of methods to recruit our work force for staffing services. The employee application process may include an interview, skills assessment test, reference verification and background checks. We use a pre-employment screening process to find and select applicants who are appropriately qualified for employment.

We have not experienced any material liability due to claims arising out of negligent acts or misconduct by our staffing employees that are not under our direct control while working at a customer's business.

PEO SERVICES

In certain circumstances, we become a co-employer of the client's existing workforce in a PEO contract and assume responsibility for some or all of the human resource management responsibilities, including payroll and payroll taxes, employee benefits, health insurance, workers' compensation coverage, workplace safety programs, compliance with federal and state employment laws, labor and workplace regulatory requirements and related administrative responsibilities.  We have the right to hire and fire our worksite employees, while the client's management remains responsible for recruiting, work assignments, supervision and training.  Prior to entering into a co-employer arrangement, we perform an analysis of the potential client's actual personnel and workers' compensation costs based on client information provided.  We also recommend safety improvement procedures and equipment following a risk assessment. The potential client must agree to implement the recommended safety changes as part of the co-employer arrangement.

Most service agreements provide for an initial term of one year with renewal provisions. Our agreements generally permit cancellation by either party upon 30 days' written notice. In addition, we may terminate the agreement at any time for specified reasons, including nonpayment, failure to comply with our workplace safety requests as a result of worsening safety record, or OSHA violations. The form of PEO services agreement also provides for indemnification of us by the client against losses arising out of any default by the client under the agreement, including failure to comply with any employment-related, health and safety, or immigration laws or regulations.

Plan of Operation

OPERATING STRATEGY

SALES: Our selling premise is that the aggregate cost providing human resources support in-house or purchasing separate services from multiple vendors is greater than the cost of purchasing from one independent source. We believe that we offer cost savings and managerial efficiencies to clients. Companies with multiple vendors often fail to realize the benefits and economies of scale of having a single, integrated source of human resource services.

We provide a broad range of human resource management tools and related financial services that meet critical personnel needs. Our solutions allow clients to maximize the value realized from integrating human resource needs by establishing a partnership with a single vendor.

SHORT-TERM STRATEGY

EXPAND REGION AND BRANCH OFFICE OPERATIONS. Our strategy is to increase penetration of our existing markets by enhancing our reputation and increasing brand awareness in the regions and cities in which we operate. We believe that there is substantial opportunity to further penetrate these territories by the effective use of insurance broker networks, referrals, and marketing efforts within the local business community.

INCREASE VALUE-ADDED PRODUCTS AND SERVICES. We believe that our partnership philosophy provides us with the opportunity to expand our staffing services and add on services. We will be able to continue our base level of service fees per client employee and to increase our business through products and programs such as employee benefits, which are expected to provide incremental profits and to improve client retention.

INFORMATION SYSTEMS. We have invested in new payroll processing systems, financial information systems and related process management systems during this past year. We intend to add a comprehensive human resource management system during the next year. The combinations of these efforts are expected to provide us with a scalable platform to enable efficient growth. The systems will allow our customer service and human resource personnel to increase productivity while maintaining high levels of quality service.

LONG-TERM STRATEGY

Our long-term strategic objective is to becoming a leading provider of human resource outsourcing services for small and medium-sized businesses. We differentiate our strategic position by offering a full spectrum of staffing services. The integrated nature of our platform assists our clients and customers in strengthening their organizational structure to meet their business objectives. Our operating and growth strategies are described below.   The Company is still evaluating its commitment to development of the internet portal and financial services websites.

Critical Accounting Policies

In presenting our financial statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it will likely result in a material adverse impact to our consolidated results of operations, financial position and in liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time. Presented below are those accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.

Use of Estimates.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Revenue Recognition.

PEO Service Fees and Worksite Employee Payroll Costs

We recognize our revenues associated with its PEO business pursuant to EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent.”  Our revenues are reported net of worksite employee payroll cost (net method).  We presentation revenues net of worksite employee payroll costs (net method) primarily because we are not generally responsible for the output and quality of work performed by the worksite employees.

In determining the pricing of the markup component of the gross billings, we take into consideration our estimates of the costs directly associated with our worksite employees, including payroll taxes, benefits and workers’ compensation costs, plus an acceptable gross profit margin.  As a result, our operating results are significantly impacted by our ability to accurately estimate, control and manage our direct costs relative to the revenues derived from the markup component of our gross billings.

Consistent with our revenue recognition policy, our direct costs do not include the payroll cost of our worksite employees.  Our direct costs associated with our revenue generating activities are comprised of all other costs related to our worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and workers' compensation insurance premiums.

Temporary Staffing

We record gross revenue for temporary staffing.  We have concluded that gross reporting is appropriate because we (i) have the risk and responsibility of identifying and hiring qualified employees, (ii) have the discretion to select the employees and establish their price and duties and (iii) bear the risk for services that are not fully paid for by customers.  Temporary staffing revenues are recognized when the services are rendered by our temporary employees.  Temporary employees placed by us are our legal employees while they are working on assignments.  We pay all related costs of employment, including workers' compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits.  We assume the risk of acceptability of our employees to our customers.

Results of Operations

Three and Six Months Ended March 31, 2008 Compared to March 31, 2007

Revenue

TSPD’s primary source of revenue is from temporary staffing at TSPD. The Company records gross revenue for temporary staffing provided through TSPD. The Company has concluded that gross reporting is appropriate because the Company (i) has the risk of identifying and hiring qualified employees, (ii) has the discretion to select the employees and establish their price and (iii) bears the risk for services that are not fully paid for by customers. Temporary staffing revenues are recognized when the services are rendered by the Company's temporary employees. Temporary employees placed by the Company are the Company's legal employees while they are working on assignments. The Company pays all related costs of employment, including workers' compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company assumes the risk of acceptability of its employees to its customers.

TSPD’s second source of revenue is from PEO Service Fees and Worksite Employee Payroll Costs. The Company recognizes its revenues associated with TSPD’s PEO business pursuant to EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company's revenues are reported net of worksite employee payroll cost (net method).

From our inception we have been considered a development stage company in accordance with Statements of Financial Accounting Standards (“FASB”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”  However, during the quarter ended March 31, 2008, we began to generate revenue and commenced planned operations.  As of March 31, 2008, we are no longer considered to be a development stage company.  Our deficit accumulated during the development stage through December 31, 2007 was $321,101.

Gross Margin

During the three and six months our gross margin was $221,120 which represents 12.7% of revenue

General and Administrative Expenses

Our general and administrative expenses were $133,545 and $183,456 for the three and six months ended March 31, 2008.  The increase for the three months ended March 31, 2008 is due to our expansion of our staffing business.

Other Income and Expense

We incurred interest expense of $32,071 and $33,261 for the three and six months ended March 31, 2008 as a result of the note payable and related party notes payable.

Liquidity and Capital Resources

During the six months ended March 31, 2008 we used cash is operating and investing activities of $4,474,407 and $2,093, respectively, while our financing activities generated cash of $4,719,639.

Estimated cash requirements

We expect that our current cash flow and any revenues generated from the business will be sufficient to satisfy our cash requirements for the next 12 months.  One anticipated source of cash would be to the extent we are successful in rolling out our business plan. However, if we determine that additional funds are needed, it may be necessary to conduct a financing in order to raise additional funds.

Going Concern

As of March 31, 2008, we did not generate significant cash flow.  We had a working capital deficit of $1,131,096 and a stockholders’ deficit of $153,269.  These matters raise substantial doubt about our ability to continue as a going concern.  The recovery of our assets is dependent upon continued operations.  In addition, our recovery is dependent on future events, the outcome of which is undetermined.  We intend to raise additional capital, but there can be no certainty that such effects will be successful.

Other Events:

On March 14, 2008 we announced the appointment of two new board members plus a new president.  The two new board members appointed are Mr. Brian Bonar and Mr. John Capezzuto, and these appointments fill two vacancies.   Mr. Bonar was elected President and Mr. Capezzuto was elected Secretary Protem.

On March 18, 2008 we announced the signing of a joint marketing contract with a Southern California staffing company.  We project first-year revenues of approximately $15 million. The contract, which extends twelve months, provides clerical and light industrial staff to groups of client companies in the region, representing an employee base of about 1,000. The effective date is still pending due to the Company is still performing due diligence.

On March 26, 2008 we announced that we have signed a letter of intent for the acquisition of Employers Management Services, LLC, a licensed Benefits Sales Organization, focusing sales efforts within the PEO and Employee Leasing industry. The acquisition is still in the due diligence stage.

Subsequent Events:

On May 9, 2008, the Company announced its intention to change its name to Allegiant Professional Business Services, Inc. to more appropriately reflect the business mission of Tradeshow Products, Inc.

In Feb 2008, the Company entered into a finance agreement to fund its twelve month workers compensation policy with monthly payments of approximately $537,000.  On April fourteen 2008, the Company renegotiated the finance agreement to be as follows:  A twelve month workers Compensation policy funded by BankDirect Capital Finance, total premiums of $4,706,635 less a down payment of $900,000 at 7.99% interest with monthly payments of $438,610.82.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements“. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159 ("SFAS No. 159"), “The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) ("SFAS No. 141R"), “Business Combinations.” SFAS No. 141R  changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141R  requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160 ("SFAS No. 160"), “Noncontrolling Interests in Consolidated Financial Statements,” which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, we do not expect the adoption of SFAS 160 to have a significant impact on our results of operations or financial position.

Item 3A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, we concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected our internal control over financial reporting.

Part II.                 OTHER INFORMATION

Item 1.                 Legal Proceedings

None.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                 Defaults Upon Senior Securities

None.

Item 4.                 Submission of Matters to a Vote of Security Holders

None.

Item 5.                 Other Information

None.

Item 6.                 Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tradeshow Products, Inc.

May 20, 2008	By:	/s/ David Goldberg
David Goldberg
Chief Executive Officer

May 20, 2008	By:	/s/ Brian Bonar
Brian Bonar
President