Form 10QSB
period 2008-06-30
Tradeshow Products, Inc.
filed 2008-09-05
CIK 1368961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 21, 2008, the registrant had 55,921,876 shares of common stock outstanding.

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

TRADESHOW PRODUCTS, INC.

PART I – FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)

TRADESHOW PRODUCTS, INC.
Condensed Consolidated Balance Sheet
As of  June 30, 2008
(Unaudited)

June 30,
2008

ASSETS

Current assets:
Cash and cash equivalents	$28,928
Accounts receivable	699,405
Unbilled receivables	306,813
Prepaid workers compensation premium	2,566,127
Workers compensation reserve fund	868,451
Other current assets	231,733

Total current assets	4,701,457

TOTAL ASSETS	$4,701,457

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,583,145
Note payable	2,609,760

Total current liabilities	4,192,905

Stockholders' equity:
Preferred stock: $ 0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-
Common stock; $0.001 par value; 980,000,000 shares
authorized; 55,921,876 shares issued and outstanding	55,922
Additional paid-in capital	812,524
Accumulated deficit	(359,894)

Total stockholders' equity	508,552

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,701,457

See accompanying notes to condensed consolidated financial statements.

TRADESHOW PRODUCTS, INC.
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Revenue	$16,104,858	$-	$17,852,119	$-

Cost of sales	15,032,683	-	16,558,824	-

Gross margin	1,072,175	-	1,293,295	-

Operating expenses:
General and administrative	1,238,720	-	1,422,176	-

Total operating expenses	1,238,720	-	1,422,176	-

Other expense
Interest expense	55,645	-	88,906	-

Total other expense	55,645	-	88,906	-

Loss before provisions and
discontinued operation	(222,190)	-	(217,787)	-

Provision for income taxes	-	-	-	-

Loss from continuing operation	(222,190)	-	(217,787)	-

Discontinued operation:
Loss from operations of discontinued operation, net of tax	(51,101)	(108,883)	(51,101)	(121,195)
Gain on disposition of discontinued operation, net of tax	175,924	-	175,924	-
	124,823	(108,883)	124,823	(121,195)

Net loss	$(97,367)	$(108,883)	$(92,964)	$(121,195)

Net loss per share - basic and diluted
Continuing operations	$(0.00)	$-	$(0.01)	$-
Discontinued operation	0.00	(0.00)	0.00	(0.00)
	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted shares outstanding -
Basic and diluted	48,920,479	48,220,000	43,229,334	48,220,000

See accompanying notes to condensed consolidated financial statements.

TRADESHOW PRODUCTS, INC.
Condensed Consolidated Statements of Stockholders' Equity
For the Nine Months Ended June 30, 2008
(Unaudited)

			Common	Stock	Additional		Total
	Common Stock		Stock to be	Subscriptions	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Issued	Receivable	Capital	Deficit	Equity

Balance as of September 30, 2007	-	$-	$10	$(10,000)	$9,990	$(266,930)	$(266,930)

Payment of subscriptions receivable	10,000	10	(10)	10,000	-	-	10,000

Common stock issued in reverse merger	124,390,000	124,390	-	-	(125,132)	-	(742)

Retirement of common stock	(76,170,000)	(76,170)	-	-	76,170	-	-

Conversion of accounts payable to common stock	100,000	100	-	-	99,900	-	100,000

Issuance of common stock for consulting services	7,591,876	7,592	-	-	751,596	-	759,188

Net loss for the period ended June 30, 2008	-	-	-	-	-	(92,964)	(92,964)

Balance as of June 30, 2008	55,921,876	$55,922	$-	$-	$812,524	$(359,894)	$508,552

See accompanying notes to condensed consolidated financial statements.

TRADESHOW PRODUCTS, INC.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended June 30, 2008 and 2007
( Unaudited )

	Nine Months Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(92,964)	$(121,195)
Gain (loss) from discontinued operation	(124,823)	121,195
Adjustment to reconcile net loss to net cash
used in operating activities:
Non-cash consulting expense	759,188	-
Changes in assets and liabilities:
Accounts receivable	(699,405)
Unbilled receivables	(306,813)	-
Prepaid workers compensation premium	(2,566,127)	-
Other current assets	(231,733)	-
Workers compensation reserve fund	(868,451)	-
Accounts payable and accrued liabilities	1,438,468	-
Cash provided by operating activities - discontinued operation	55,107	-
Net cash used in operating activities	(2,637,553)	-

CASH FLOWS USED IN INVESTING ACTIVITIES:

Capital expenditures of discontinued operation	(2,093)	-
Net cash used in investing activities	(2,093)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of note payable	4,683,137	-
Payments on note payable	(2,073,377)	-
Proceeds from loans and advances - discontinued operation	36,502	-
Net cash provided by financing activities	2,646,262	-

NET INCREASE IN CASH AND
CASH EQUIVALENTS	6,616	-

CASH AND CASH EQUIVALENTS, Beginning of period	22,312	11

CASH AND CASH EQUIVALENTS, End of period	$28,928	$11

See accompanying notes to condensed consolidated financial statements

TRADESHOW PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

Note 1 - Organization and Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by Tradeshow Products, Inc. (the “Company”), pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of the Company's management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2007.  The results for the nine months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending September 30, 2008.

Organization and Line of Business

The accompanying unaudited condensed consolidated financial statements include the accounts of Focus Views, Inc., and its controlled subsidiary, Tradeshow Products, Inc. (hereinafter referred to as the “Company”).  As noted above, the historical financial statements as presented reflect the operations of Focus Views, Inc. as a result of a reverse merger.  Tradeshow Products, Inc. is the name of the surviving entity. See note 3 for the disposition of Focus Views Inc.  From the Company’s inception its has been considered a development stage company in accordance with Statements of Financial Accounting Standards (“FASB”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”  However, during the quarter ended June 30, 2008, the Company began to generate revenue and commenced planned operations.  As of June 30, 2008, the Company is no longer considered to be a development stage company.  The Company’s deficit accumulated during the development stage through December 31, 2007 was $321,101.

Focus Views, Inc. (“Focus Views”) was incorporated under the laws of the State of Delaware on November 14, 2006. A wholly owned subsidiary, Focus Views, Inc. was incorporated on July 14, 2004 under the laws of the State of Florida.   Focus Views, Inc. was formed for the purpose of providing clear, concise, and consolidated market data and news to the investment community, primarily through the Internet. Its offices are located in Anaheim California. The Company’s fiscal year end is September 30th.

On December 5, 2007, Focus Views and Tradeshow Products, Inc. (“Tradeshow Products”), a Nevada corporation, entered into a Plan of Reorganization whereby Tradeshow Products  acquired all of the issued and outstanding shares of Focus Views.  Pursuant to this Agreement, Tradeshow Products canceled 23,275,000 shares of its issued and outstanding common stock and then issued 79,000,000 shares of common stock to the shareholders of Focus Views. This transaction was accounted for as a reverse acquisition (“Reverse Merger”). Accounting principles applicable to reverse acquisitions have been applied to record the acquisition. Under this basis of accounting, Focus Views, is the acquirer and, accordingly, the consolidated entity is considered to be a continuation of Focus Views, with the net assets of Focus Views deemed to have been acquired and recorded at its historical cost at the conclusion of the transaction, Tradeshow Products has 55,921,876 shares of common stock issued and outstanding and the shareholders of Focus Views control an aggregate of 79% of the common stock.

On March 18, 2008 the Company signed a joint marketing contract with a Southern California staffing company.  The contract, which extends for twelve months, provides clerical and light industrial staffing to groups of client companies in the region, representing an employee base of about 1,000.

On March 26, 2008 the Company signed a letter of intent for the acquisition of Employers Management Services, LLC, a licensed Benefits Sales Organization, focusing sales efforts within the Professional Employee Organization (“PEO”) and Employee Leasing industry. The effective date is still pending as the Company is still performing due diligence.

TRADESHOW PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Focus Views, Inc., and its controlled subsidiary Tradeshow Products, Inc. (hereinafter collectively referred to as the "Company"). As noted above, the historical financial statements as presented reflect the operations of Focus Views Inc. as a result of the Reverse Merger. All significant inter-company transactions and accounts have been eliminated in these condensed consolidated financial statements. Tradeshow Products, Inc. is the name of the surviving entity.  Effective May 1, 2008, the Company disposed of Focus Views, Inc. (see footnote 3)

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash and cash equivalents, unbilled receivables, prepaid workers compensation premium, due from affiliated company, due from Employment Systems Inc. (ESI), other current assets, accounts payable and accrued liabilities, due to affiliated company, note payable and note payable-related party as of June 30, 2008, approximate their fair value because of their  relatively short maturities.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Unbilled Receivables

Unbilled receivable consist of amounts due from customers for services performed that have not been billed to the customer.

Prepaid Worker’s Compensation Premium

On February 28, 2008,, the Company obtained a high deductible policy with an A-rated national carrier in order to manage its financial exposure from catastrophic injuries and fatalities. Regulations governing self-insured employers often require the employer to maintain surety deposits of government securities, letters of credit or other financial instruments to cover workers’ claims in the event the employer is unable to pay for such claims. The Company’s excess workers’ compensation insurance annual policy provided coverage for single occurrences exceeding $350,000 with an aggregate stop loss provision of $350,000.  The Company was required to post a $3,793,405 reserve with the carrier from which claims would be paid until all claims are settled.

TRADESHOW PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

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

Taxes

Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. There were no current or deferred income tax expense or benefits for the nine months ended June 30, 2008

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except  that the denominator is increased to include the number of additional common shares that would have been outstanding if the  potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities as of June 30, 2008 and 2007; therefore basic and diluted earnings per share were the same.

TRADESHOW PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  SFAS 161  changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS 162 will not have an impact on the Company’s financial statements.

TRADESHOW PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 163 will not have an impact on the Company’s financial statements.

Note 3 - Acquisition and Disposition

Acquisition

Effective April 1, 2008, the Company acquired from Employment Systems, Inc. (”ESI”) certain client contracts including related obligations and certain office equipment leases. The consideration paid for the Client contracts  shall be an ongoing payment of 4% of the gross payroll each month for only as long as the clients remain with Buyer (i.e., if and when there are no longer any ESI clients, the payment obligation is terminated). Payments to be made as payroll occurs either weekly, bi weekly or monthly and adjusted on a monthly basis. Ten thousand dollars ($10,000) monthly of the amount due the Seller will be provided to the Seller’s agent who shall then pay that amount directly to the appropriate tax collection authority(ies) in order to pay down the Tax Liens.  Brian Bonar is the CEO of ESI, as well as the Company. See Note 7.

Disposition

Effective May 1, 2008, the Company assigned to Liberty Consulting Inc., of Hallandale, Florida (“Liberty”) all of the outstanding stock, assets and liabilities of  Focus Views, Inc. (“Focus”)  in exchange for the following:  (i) a “Non-compete agreement” as it pertains to the Company’s business; (ii) assumption of the Focus’ debt; and (iii) forgiveness any and all debts, past present or future the Company may owe to Liberty made up of accounts payable, notes payable and accrued interest approximating $175,924.

Note 4 - Notes Payable

On March 1, 2008, the Company issued a note payable in the amount of $4,706,635 to finance its workers compensation premium.  The note accrues interest at 7.99% per annum and it due on February 28, 2009.

Note 5 - Equity

In November 2007, the Company collected in full $10,000 in stock subscriptions receivable at September 30, 2007.

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

TRADESHOW PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

•	After the consummation of the exchange, Focus Views shareholders collectively held approximately 77.9% of the voting rights in the combined company.

Effective May 1, 2008, the Company assigned to Liberty Consulting Inc., of Hallandale, Florida (“Liberty”) all of the outstanding stock, assets and liabilities of  Focus Views, Inc. (see  Note 3 above – Dispositions).

On March 21, 2008, Mr. David Goldberg, the Company’s CEO, returned a portion of his shares to treasury.  The number of shares returned by Mr. Goldberg and canceled by the Company was 52,895,000 shares.

On June 23, 2008, the Company issued 7,591,876 shares of its common stock for consulting services to be performed by a corporation and an individual (“Consultants”) from June 20, 2008 through August 1, 2009. The Company has recognized an expense of $759,188 for the nine months ended June 30, 2008 related to these services.  The agreement states that the Company will not allow or take any action which will reduce the absolute percentage of issued common shares owned by the Consultants.  The Company will replenish the Consultant’s holdings at a rate of 3.75% of any future stock issuances.

Note 6 - Related Party Transactions

The Company paid $20,000 to Dalrada Financial Corporation for services performed.  The CEO of Dalrada is Brian Bonar who is also the Company’s CFO.  The amount has been classified in general & administrative expense in the accompanying consolidated statement of operations.

Effective April 1, 2008, Trade Show Products Inc. (“TSP”) and Employment Systems Inc. (“ESI”), a subsidiary of Warning Management Services, Inc. (“WNMI”) entered into a service agreement which transferred certain ESI client contracts to TSP in consideration of an ongoing payment of 4% of the gross payroll each month for only as long as the clients remain with Seller. Brian Bonar, the President and a Director of TSP is also a Director of WNMI, and John Capezzuto, the Secretary Protem and a TSP director is also the CEO of WNMI.

Note 7- Commitments and Contingencies

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

TRADESHOW PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

In June 2008, The Company entered into a consulting agreement whereby the Company issued 7,591,876 shares of its common stock for consulting services to be performed by a corporation and an individual (“Consultants”) from June 20, 2008 through August 1, 2009.  The agreement states that the Company will not allow or take any action which will reduce the absolute percentage of issued common shares owned by the Consultants.  The Company will replenish the Consultant’s holdings at a rate of 3.75% of any future stock issuances.

Note 8 - Subsequent Events

Pursuant to a shareholder vote, effective July 11, 2008 a certificate of amendment was filed and certified by the state of Nevada changing the name of Tradeshow Products Inc.  to Allegiant Professional Business Services, Inc.

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

Our Business

The Company provides staffing and business processing services to municipalities and small businesses principally in Southern California.  The Company also provides a variety of financial services including: benefits and payroll administration, health and workers' compensation insurance programs, personnel records management, employer liability management, full time and temporary staffing services to small and medium-size businesses as well.

The Company’s services allow its customers to outsource many human resource tasks, including payroll processing, workers' compensation insurance, health insurance, employee benefits, 401k investment services, personal financial management, and income tax consultation. These services also relieve existing and potential customers of the burdens associated with personnel management and control.

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

Professional Employment Organizations Services

In certain circumstances, we become a co-employer of the client's existing workforce in a Professional Employments Organizations (“PEO) contract and assume responsibility for some or all of the human resource management responsibilities, including payroll and payroll taxes, employee benefits, health insurance, workers' compensation coverage, workplace safety programs, compliance with federal and state employment laws, labor and workplace regulatory requirements and related administrative responsibilities.  We have the right to hire and fire our worksite employees, while the client's management remains responsible for recruiting, work assignments, supervision and training.  Prior to entering into a co-employer arrangement, we perform an analysis of the potential client's actual personnel and workers' compensation costs based on client information provided.  We also recommend safety improvement procedures and equipment following a risk assessment. The potential client must agree to implement the recommended safety changes as part of the co-employer arrangement.

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

Results of Operations

Three and Nine Months Ended June 30, 2008 Compared to June 30, 2007

Revenue

From our inception we have been considered a development stage company in accordance with Statements of Financial Accounting Standards (“FASB”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”  However, during the quarter ended March 31, 2008, we began to generate revenue and commenced planned operations.  As of March 31, 2008, we were no longer considered to be a development stage company.  Our deficit accumulated during the development stage through December 31, 2007 was $321,101.  Since our revenues and related expenses began in March 2008, a fluctuation analysis for this quarter is not indicative of measurable trends.

The Company’s primary source of revenue is from temporary staffing.  The Company records gross revenue for temporary staffing provided. . The Company has concluded that gross reporting is appropriate because the Company (i) has the risk of identifying and hiring qualified employees, (ii) has the discretion to select the employees and establish their price and (iii) bears the risk for services that are not fully paid for by customers. Temporary staffing revenues are recognized when the services are rendered by the Company's temporary employees. Temporary employees placed by the Company are the Company's legal employees while they are working on assignments. The Company pays all related costs of employment, including workers' compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. The Company assumes the risk of acceptability of its employees to its customers.

TSPD’s second source of revenue is from PEO Service Fees and Worksite Employee Payroll Costs. The Company recognizes its revenues associated with TSPD’s PEO business pursuant to EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company's revenues are reported net of worksite employee payroll cost (net method).

Gross Margin

During the three and nine months ended June 30, 2008, our gross margin was $1,072,175 and $1,293,295, respectively, which represents 6.7% and 7.2% of revenue, respectively.

General and Administrative Expenses

Our general and administrative expenses were $1,238,720 and $1,422,176 for the three and nine months ended June 30, 2008, respectively. Included in the general and administrative expenses are consulting fees of $759,188 related to 7,591,876 shares issued for consulting services.

Other Expense

We incurred interest expense of $55,645 and $88,906 for the three and nine months ended June 30, 2008, respectively, as a result of the note payable.

Liquidity and Capital Resources

During the nine months ended June 30, 2008 we used cash in operating and investing activities of $2,637,553 and $2,093, respectively, while our net financing activities generated cash of $2,646,262. Cash outflows from operating activities for the nine months ended June 30, 2008 were used to expand our business as a result of the acquisition of ESI in April 2008. Cash inflows from financing activities for the nine months ended June 30, 2008 were primarily related to proceeds from notes payable to finance our workers compensation insurance premium of $4,683,137 and payments on these notes payable of $2,073,377.

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

Other Events:

On March 14, 2008, we announced the appointment of two new board members plus a new president.  The two new board members appointed are Mr. Brian Bonar and Mr. John Capezzuto, and these appointments fill two vacancies.   Mr. Bonar was elected President and Mr. Capezzuto was elected Secretary Protem.

On March 18, 2008, we announced the signing of a joint marketing contract with a Southern California staffing company.  Our projects’ first-year revenue was $15 million. The contract, which extends twelve months, provides clerical and light industrial staff to groups of client companies in the region, representing an employee base of about 1,000. The effective date is still pending due to the Company is still performing due diligence.

On March 26, 2008, we announced that we have signed a letter of intent for the acquisition of Employers Management Services, LLC, a licensed Benefits Sales Organization, focusing sales efforts within the PEO and Employee Leasing industry. The acquisition is still in the due diligence stage.

Effective April 1, 2008, we entered into a service agreement with Employment Systems Inc. (“ESI”), a subsidiary of Warning Management Services, Inc. (“WNMI”).  The agreement transferred certain ESI client contracts to us in consideration of an ongoing payment of 4% of the gross payroll each month for only as long as the clients remain with Seller. Brian Bonar, the President and a Director of TSP is also a Director of WNMI, and John Capezzuto, the Secretary Protem and a TSP director is also the CEO of WNMI.

Subsequent Events:

Pursuant to a shareholder vote, effective July 11, 2008 a certificate of amendment was filed and certified by the state of Nevada changing the name of Tradeshow Products Inc. to Allegiant Professional Business Services, Inc.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Based on current conditions, we do not expect the adoption of SFAS 161 to have a significant impact on our results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States.  SFAS 162 will not have an impact on our financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, SFAS 163 does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). SFAS 163 also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 163 will not have an impact on our financial statements.

Item 3A(T).    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, we concluded that our disclosure controls and procedures are effective.

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

During the quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected our internal control over financial reporting.

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

Tradeshow Products, Inc.

September 5, 2008	By:	/s/ David Goldberg
David Goldberg Chief Executive Officer

September 5, 2008	By:	/s/ Brian Bonar
Brian Bonar Chief Financial Officer