Form 10-K
period 2008-09-30
Allegiant Professional Business Services, Inc.
filed 2010-01-06
CIK 1368961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008
or
[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________ to  __________________________

Commission file number 333-135805

ALLEGIANT PROFESSIONAL BUSINESS SERVICES, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-3336498
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

1590 South Lewis Street, Anaheim, CA	92805
(Address of principal executive offices)	(Zip Code)

(714) 300-0500

Registrant’s telephone number, including area code

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	None

Securities registered pursuant to section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [_] Yes       [X] No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [_] Yes     [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [_] Yes       [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [_] Yes       [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[_] Large accelerated filer                                                                       [_] Accelerated filer
[_] Non-accelerated filer                                                                         [X] Smaller reporting company
    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                           [_] Yes           [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $5,592,188.

The number of shares outstanding of each of the Registrant’s classes of common stock, as of September 30, 2009 is 85,921,876 shares, all of one class, $.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

TABLE OF CONTENTS

PART I

INTRODUCTORY COMMENTS

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events.  You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements.  The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements.  Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to our limited operating history; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks;” potential conflicts of interest with our management team; and potential inability to locate a viable business combination candidate.

Readers are urged to carefully review and consider the various disclosures made by us in this Report and our other filings with the SEC.  These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects.  The forward-looking statements made in this Report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except as otherwise indicated by the context, references in this report to (i) “we,” “us,” “our,” or the “Company,” are references to Allegiant Professional Business Services, Inc.; (ii) “U.S. dollar,” “$” and “US$” are to the legal currency of the United States; (iii) the “SEC” are to the United States Securities and Exchange Commission; (iv) the “Securities Act” are to the Securities Act of 1933, as amended; and (v) the “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Item 1. Business.

Allegiant Professional Business Services, Inc.  (“Allegiant”, the “Company”) provides temporary staffing and professional employer organization (“PEO”) services.  In a PEO co-employment contract, the Company becomes the employer of record for client company employees’ for tax and insurance purposes.  The client company continues to direct the employees’ day-to-day activities, and Allegiant charges a service fee for providing services.

Company History

Allegiant was originally incorporated in Delaware on November 14, 2006, as Focus Views, Inc. (“Focus Views”).  On December 3, 2007, Focus Views entered into a Plan of Reorganization with Tradeshow Products, Inc., a Nevada corporation (“Tradeshow”).  Pursuant to the Plan of Reorganization, all the issued and outstanding shares of Focus Views were exchanged for 78,900,000 shares of Tradeshow.  After the transaction was completed, Focus View’s shareholders owned approximately 78% of the outstanding shares of common stock of Tradeshow and the original shareholders of Tradeshow owned approximately 22% of the outstanding shares of common stock of Tradeshow, not including warrants.  The transaction was accounted for as a reverse merger (recapitalization) with Focus Views deemed to be the accounting acquirer and Tradeshow deemed to be the legal acquirer.  As such the consolidated financial statements herein reflect the historical activity of Focus Views since its inception, and the historical stockholders’ equity of Focus Views has been retroactively restated for the 78,900,000 shares of common stock received in the exchange as if issued at the beginning of the earliest period presented.  Upon the closing, Focus Views changed its name to Tradeshow, and on July 11, 2008, Tradeshow was renamed Allegiant Professional Business Services, Inc.

Liberty Consulting was owner of 4.5% of Focus Views prior to the reverse merger.  After the closing of the reverse merger, Tradeshow assigned to Liberty Consulting all of the outstanding stock, assets and liabilities of Focus Views.  At the time of the assignment, the only assets of Focus Views consisted of $119,092 payable to Liberty Consulting or affiliates of Liberty Consulting.  As Liberty Consulting assumed the loans due to it (or affiliates), with no consideration from the Company, in essence, Liberty Consulting forgave $119,092 it was owed by Focus Views.  Since Liberty Consulting was a shareholder in Focus Views, the Company accounted for the $119,092 debt forgiveness as a contribution to capital.

PEO Services

In certain circumstances, we become a co-employer of the client's existing workforce in a PEO contract and assume responsibility for some or all of the human resource management responsibilities, including payroll and payroll taxes, employee benefits, health insurance, workers' compensation coverage, workplace safety programs, compliance with federal and state employment laws, labor and workplace regulatory requirements, and related administrative responsibilities.

Prior to entering into a co-employer arrangement, we perform an analysis of the potential client's actual personnel and workers' compensation costs based on information provided. We recommend safety improvement procedures and equipment following a risk assessment. The potential client must agree to implement recommended changes as part of the co-employer arrangement.

Competition

The financial and human resources services business is highly competitive, with over 800 firms operating in the U.S. There are several staffing services firms that operate on a nationwide basis with revenues and resources far greater than ours, such as Manpower, Inc and Kelly Services, Inc; in addition, we compete with local and regional staffing firms for customers and employees. The competitive factors that dominate the industry include price and quality placements of employees in a timely manner. We price our services competitively, provide premier customer service and manage the placement process.

Some large PEO companies are owned by insurance carriers and some are public companies whose shares trade on Nasdaq, including Administaff, Inc., Team Staff, Inc., Barrett Business Services, Gevity HR, Inc. and Staff Leasing, Inc. Competition includes staffing firms, payroll processors and financial services firms. As workers compensation insurance is often the key element in a client's decision to engage a PEO, competition among PEOs is often on the availability of cost competitive insurance. Our competitive position is enhanced by having a high deductible workers compensation plan with an A rated carrier. Our procedures to manage claims had resulted in a low claims loss experience in the last fiscal year.

The markets for our imaging products and services are also highly competitive and rapidly changing. Our ability to compete in our markets depends on a number of factors, including the success and timing of product and services introductions by us and our competitors, selling prices, performance, distribution, marketing ability, and customer support.

Workers’ Compensation Program

Workers' compensation is a principal service we provide. We, as employer of record, are responsible for applicable statutory compliance for workers' compensation coverage. Our risk management activities are closely related to our underwriting approach.

Insurance for Workers’ Compensation

We maintain reserves for workers' compensation claims which are made up of estimated claims and estimated expenses related to settle the claims.  These estimates are impacted by claims that have been reported but not settled and claims that have been incurred but not reported.  We evaluate the reserves regularly throughout the year and make adjustments accordingly. If the actual cost of such claims and related expenses exceeds the amounts estimated, additional reserves may be required.

Our excess workers' compensation insurance annual policy provided coverage for single occurrences exceeding $350,000 with an aggregate stop loss provision of $2,400,000. We were required to post a $2.7 million deposit with the carrier from which claims would be paid until all claims are settled.

Claims Management

Our workers' compensation expense is tied directly to the incidence and severity of workplace injuries. We attempt to contain workers' compensation costs through an aggressive claims management process. We employ a managed-care system to minimize medical costs and income loss costs by assigning injured workers, as provided for in certain service agreements with our clients, to short-term assignments which are safe for the injured worker. We utilize third party administrators (“TPAs”) for principal claims management expertise. Typical management procedures include performing thorough and prompt on-site investigations of claims filed by employees, working with physicians to encourage efficient medical management of cases, denying questionable claims and attempting to negotiate early settlements to eliminate future case development and costs.

Patents, Licenses and Trademarks

Not Applicable.

Royalty Agreements

Not Applicable.

Government Regulations

Not Applicable.

Research and Development Plan

Not Applicable.

Employees

We have  26 full time employees.

Unresolved Staff Conflicts

None.

Item 1A. Risk Factors

Not required.

Item 2. Properties.

The Company’s headquarters are located in Anaheim, California. The Company leases under a non-cancelable operating lease approximately 7,700 square feet of office space, and the lease expires on December 7, 2010. The monthly rent for this space was $6,930 in 2008, subject to customary rent escalations through the date of expiration.

The Company leases space in New York City, New York. The Company leases under a non-cancelable operating lease approximately 700 square feet of office space, and the lease term is from April 1, 2008 through May 31, 2010. Monthly rent in 2008 was $3,250, and is subject to customary rent escalations through the date of expiration.

The Company leases space in San Diego, California. The Company leases under a non-cancelable operating lease approximately 1,875 square feet and the lease term is from January 1, 2009 through April 30, 2013. Monthly rent in 2009 will be $4,313, subject to customary rent escalations through the date of expiration.

Item 3. Legal Proceedings.

Neither the Company nor any of its subsidiaries is a party to any pending or threatened legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

On July 11, 2008, by written shareholder consent, it was approved to change the name of the Company from Tradeshow Products, Inc. to Allegiant Professional Business Services, Inc.  The name change became effective on October 2, 2008.  Concurrently the trading symbol was changed from “TSPD” to “APRO”.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is currently quoted on the OTC Pink Sheets under the symbol “APRO.”  There is a limited trading market for our Common Stock.  The following table sets forth the range of high and low bid quotations for each quarter within the last fiscal year.  These quotations as reported by the OTC Pink Sheets reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

	High	Low
Year ended September 30, 2007
First quarter	$ 0.00	$ 0.00
Second quarter	$ 0.00	$ 0.00
Third quarter	$ 0.00	$ 0.00
Fourth quarter	$ 0.00	$ 0.00
Year ended September 30, 2008
First quarter	$ 1.40	$ 0.95
Second quarter	$ 0.95	$ 0.30
Third quarter	$ 0.38	$ 0.10
Fourth quarter	$ 0.10	$ 0.003

Trades of our common stock are subject to Rule 15g-9 of the Securities and Exchange Commission, known as the Penny Stock Rule. This rule imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale. The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system. The Penny Stock Rules requires a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of these rules, investors may find it difficult to sell their shares.

Holders

As of September 30, 2009, there were approximately 17 registered shareholders of our Common Stock with 85,921,876 shares issued and outstanding.

Dividends

We have never paid cash dividends and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our board of directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws, our current preferred stock instruments, and our future credit arrangements may then impose.

Transfer Agent and Registrar

APRO’s transfer agent is Standard Registrar & Transfer Company, Inc. located at 12528 South 1840 East, Draper, Utah 84020.

Securities Authorized for Issuance Under Equity Compensation Plans

Not applicable.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

Recent Sales of Unregistered Securities

On December 5, 2007, the Company granted 100,000 shares of common stock to a consultant who assisted the Company in certain transactions.  The shares were fully vested when granted, non forfeitable, and valued at $1.00 per share, the closing price of the Company’s common stock on the date shares were granted.  A total of $100,000 was charged to consulting expense at the grant date.

On March 25, 2008, David Goldberg, the Company’s CEO, transferred 20,500,000 shares of the Company’s common stock owned by him to four consultants for services provided by the consultants to Allegiant.  The Company determined the transfer of shares represents a compensatory arrangement that is, in substance, a capital contribution of common share by Goldberg and then a share-based payment to the consultants for services rendered.  The Company determined the fair value of the shares to be $7,790,000 based on $0.38 per share, the closing price of the Company’s common stock on the date the shares were transferred.  A total of $7,790,000 was charged to consulting expense at the date the shares were transferred and credited to additional paid-in capital as a contribution by a shareholder.

On June 23, 2008, we issued 7,591,876 shares of common stock for consulting services to be performed by a corporation and an individual (“Consultants”) from June 20, 2008 through August 1, 2009. We recognized an expense of $759,188 for the year ended September 30, 2008 related to these services.  The agreement states that we will not allow or take any action which will reduce the absolute percentage of issued common shares owned by the Consultants.  We will replenish the Consultant’s holdings at a rate of 3.75% of any future stock issuances.

On September 10, 2008, the Company issued 30,000,000 shares of its common stock for services provided by certain officers and directors. The shares were fully vested when granted, non forfeitable, and valued at $0.005 per share, the closing price of the Company’s common stock on the date shares were granted.  A total of $150,000 was charged to compensation expense at the grant date.

Also on September 10, 2008, in accordance with the agreements entered into on June 23, 2008 with two consultants, the Company recorded 7.5% of the 30,000,000 shares issued to officers and directors, or 2,250,000 shares, as common stock to be issued to the consultants.  The shares were fully vested when granted, non forfeitable, and valued at $0.005 per share, the closing price of the Company’s common stock on the date shares were granted.  A total of $11,250 was charged to consulting expense at the grant date.

Use of Proceeds from Registered Securities

Not applicable.

Item 6. Selected Financial Data.

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this annual report on Form 10-K that are not historical in fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). The PSLRA provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this annual report on Form 10-K are made pursuant to the PSLRA. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors based on the Company’s estimates and expectations concerning future events that may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. These risks and uncertainties, as well as the Company’s critical accounting policies, are discussed in more detail under “Management’s Discussion and Analysis—Critical Accounting Policies” and in periodic filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to the audited financial statements included in this annual report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

Executive Level Overview

Allegiant Professional Business Services, Inc., (formerly Tradeshow Services Inc.) (Pinksheet symbol: APRO) ("APRO" or the "Company") was incorporated August 4, 2005 under the laws of the State of Nevada. The Company's principal executive offices are located at 1590 South Lewis Street, Anaheim, CA 92805. The Company's main phone number is (714) 300 -0500.

Business Environment

We provide professional employer organization outsourcing (PEO) and human resources services to small and medium-size businesses. These services allow our customers to outsource many human resources tasks, including payroll processing, workers' compensation insurance, employee benefits administration, risk management and human resource administration. These services relieve existing and potential customers of the burdens associated with personnel management and control.

As a human resource department and strategic business partner for our clients, our service offerings allow our clients to:

•	comply with ever evolving complex employment related regulatory and tax issues;
•	increase productivity by improving employee satisfaction and retention;
•	reduce payroll expenses with lower workers' compensation costs; and
•	focus on core business activities instead of human resource matters.

Our main business, a co-employment or PEO contract arrangement, we become a co-employer of the client's existing workforce and assume some or all of the client's human resource management responsibilities.

Our business continues to experience some liquidity problems. Accordingly, year-to-year comparisons may be of limited usefulness as our business continues to seek growth.

Our current strategy is to expand our service business, including staff leasing, PEO services, and value added products and services to small and medium-size businesses.

To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying our September 30, 2008 financial statements included elsewhere in this Form 10K includes an explanatory paragraph indicating there is a substantial doubt about our ability to continue as a going concern, due primarily to a working capital deficiency and negative net worth. In addition, we are delinquent in our filing of payroll tax returns for certain of our PEO divisions and are delinquent in the payment of payroll tax withholdings. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of achieving profitability and renegotiating existing obligations. In addition, we continue to work with the Internal Revenue Service and State taxing Authorities to reconcile and resolve all open accounts and issues.

There can be no assurance that we will be able to complete any additional debt or equity financings on favorable terms or at all, or that any such financings, if completed, will be adequate to meet our capital requirements. Any equity or debt financings could result in substantial dilution to our shareholders. If adequate funds are not available, we may be required to delay, reduce or eliminate some or all of our planned activities, including any potential mergers or acquisitions. Our inability to fund our capital requirements would have a material adverse effect on the Company.

Market Overview

The burdens placed on small and medium-sized employers by the complex legal and regulatory issues related to human resources management caused our industry segment to grow beginning in the 1980's. While various service providers have been available to assist these businesses with specific tasks, companies like ours emerged as providers of a more comprehensive range of services relating to the employer/employee relationship. We assume broad aspects of the employer/employee relationship for our clients. Because we provide employee-related services to a large number of employees, we provide economies of scale that provide our clients employment-related functions more efficiently, provide a greater variety of employee benefits, and devote more attention to human resources management.

We believe that the demand for our services is driven by (1) the trend by small and medium-sized businesses toward outsourcing management tasks outside of core competencies; (2) the difficulty of providing competitive health care and related benefits to attract and retain employees; (3) the increasing costs of health and workers' compensation insurance coverage and workplace safety programs; and (4) complex regulation of labor and employment issues and the related costs of compliance.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We regularly review estimates and assumptions, which are based upon historical experience, as well as current economic conditions and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

We believe that the following critical accounting policies are affected by significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

Revenues are comprised of the Company’s charges to clients for workers’ compensation insurance, administrative, and service fees based on periodice payrolls processed.  The Company recognizes revenues when each periodic payroll is delivered to the client. Revenues are reported in accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) for reporting revenues gross when acting as a principal versus net as an agent.  The Company records revenue on a net basis and does not include the gross payroll of its client company employees in its revenues.

Insurance Reserves

We maintain reserves for workers' compensation claims which are made up of estimated claims and estimated expenses related to settle the claims.  These estimates are impacted by claims that have been reported but not settled and claims that have been incurred but not reported.  We evaluate the reserves regularly throughout the year and make adjustments accordingly. If the actual cost of such claims and related expenses exceeds the amounts estimated, additional reserves may be required.  Since there are many estimates and assumptions involved in recording insurance reserves, differences between actual future events and prior estimates and assumptions could result in adjustments to these reserves.

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs.  Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.  Options vest and expire according to terms established at the grant date.

Recent Accounting Pronouncements

In December 2007, the FASB issued authoritative guidance on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred.  This guidance will be applicable to business combinations completed after July 1, 2009.  The Company believes adopting the new guidance will  significantly impact its financial statements.

In December 2007, the FASB issued authoritative guidance on noncontrolling interests in consolidated financial statements to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It is intended to eliminate the diversity in practice regarding the accounting for transactions between equity and noncontrolling interests by requiring that they be treated as equity transactions. Further, it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The new guidance also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, among others. The new guidance is effective for fiscal years beginning on or after December 15, 2008, with early adoption permitted, and it is to be applied prospectively.  The Company believes adopting the new guidance will not significantly impact its financial statements.

In June 2009, the FASB issued authoritative guidance on an amendment of accounting for transfers of financial assets, and seeks to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about transfers of financial assets; the effects of the transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The authoritative guidance eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets.  The authoritative guidance is effective for interim and annual reporting periods beginning after November 15, 2009.  The Company believes adopting the new guidance will not significantly impact its financial statements.

In June 2009, the FASB issued authoritative guidance on consolidation of variable interest entities, which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  The authoritative guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and is effective for interim and annual reporting periods beginning after November 15, 2009. The Company believes adopting the new guidance will not significantly impact its financial statements.

In October 2009, the FASB, issued updates to revenue recognition for arrangements with multiple deliverables and accounting for revenue arrangements that include software elements. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance.  The authoritative guidance is effective for interim or annual periods beginning after June 15, 2010, with early adoption permitted.  The Company believes adopting the new guidance will not significantly impact its financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

PLAN OF OPERATION

Operating Strategy

Sales

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

Expand Region and Branch Office Operations

Our strategy is to increase penetration of our existing markets by enhancing our reputation and increasing brand awareness in the regions and cities in which we operate. We believe that there is substantial opportunity to further penetrate these territories by the effective use of insurance broker networks, referrals, and marketing efforts within the local business community.

Increase Value-added Products and Services

We believe that our partnership philosophy provides us with the opportunity to expand our staffing services and add on services. We will be able to continue our base level of service fees per client employee and to increase our business through products and programs such as employee benefits, which are expected to provide incremental profits and to improve client retention.

Information Systems

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

RESULTS OF OPERATIONS

Year Ended September 30, 2008 Compared to September 30, 2007

Revenue

Our principle source of revenue is from professional employer organization fees.  Additionally, the Company charges fees for benefits and payroll administration, workers’ compensation insurance programs, and personnel records management. Management will continue to pursue new opportunities for providing services under these programs.

On February 28, 2008, we entered into a temporary service agreement with Empower, a New Jersey company, to provide payroll and other related services.  Revenue from this business during the year ended September 30, 2008 was $1,345,939.  Various other PEO clients account for $1,628,733 in revenue.

Cost of Revenue

Cost of revenue for the year ended September 30, 2008 was $2,960,064, which represents 99.5% of net revenue.  This represented workers compensation expense and workers compensation claim expense for the period ending Sept ember 30, 2008.

Gross Margin

The gross margin for the period ended September 30, 2008 was $14,608 or 0.49% of net revenue.

Operating Expenses

Operating expenses during the year ended September 30, 2008 was $11,594,801, or 389.8% of revenue. Operating expenses consisted primarily of general and administrative expenses. The most significant operating expenses during the year ended September 30, 2008 included share based consulting expenses in the amount of $8,660,439, shares and warrants issued to officers and directors of $234,964, bad debt expense of $406,772, wages, salaries and related expenses of $685,672, accounting fees of $94,520, legal fees of $34,045, rent and lease expenses of $101,856, PEO related expenses of $553,945, delinquent payroll tax penalty of $375,490, and other expenses of $447,098.  Consulting expenses included 7,691,876 shares of our common stock issued to outside consultants, valued at $870,439, and 20,500,000 shares were assigned to various entities valued at $7,790,000.  30,000,000 shares of our common stock, valued at $150,000 and 17,000,000 warrants valued at $84,989 were issued to directors for services.  Starting in 2010 it is anticipated that consulting expenses will be reduced significantly.

	Nine months ending 9/30/2007	Twelve months ending 9/30/2008	$ VAR	% VAR

Operating expenses	553,945	-	-553,945	-100.0%
Fair value of shares contributed for services	7,790,000	-	-7,790,000	-100.0%
Fair value of shares issued for services	870,439	-	-870,439	-100.0%
Fair value of shares issued to officers/directors	150,000	-	-150,000	-100.0%
Fair value of warrants issued to officers/directors	84,989	-	-84,989	-100.0%
Amortization of acquired customer list	96,753	-	-96,753	-100.0%
General and Administrative	2,048,675	178,522	-1,870,153	-91.3%

Total Expenses	$11,594,801	$178,522	$11,416,279	-6,394%

Interest and Financing Costs

We incurred interest expense during the year ended September 30, 2008 in the amount of $393,161or 13.2% of net revenue. Interest costs arose primarily from interest incurred on our workers’ compensation premium financing note in the amount of $196,862, and $196,289 in interest on delinquent payroll taxes.

We are late in our filing of payroll tax returns for certain of our PEO divisions and are delinquent in the payment of payroll tax withholdings. We continue to work with the Internal Revenue Service and State taxing Authorities to reconcile and resolve all open accounts and issues. Interest was calculated at 15% of the outstanding payroll tax liability balance at September 30, 2008, and the accrued penalty has been calculated at 5% to 7% of the outstanding payroll tax liability balance at September 30, 2008.

The workers’ compensation premium financing note incurs interest at an effective rate of 7.99% per annum.

Net Loss

Our net loss of $11,973.344, or (402.5%) of net revenue, during the year ended September 30, 2008 as compared to $178,522 during the nine month period January 1, 2007 to September 30, 2007 represents an increase of $11,794,822 (6,606.9%) in net loss. The September 2007 loss arose as a result of the change in the business upon completion of the Reverse Merger, as discussed throughout the footnotes to our accompanying consolidated financial statements. Prior to the Reverse Merger, Focus Views had a very limited operating history. After the completion of the Reverse Merger transaction, we acquired new business contracts and engaged in our core business of financial and human resource services. Our net loss for the year ended September 30, 2008 resulted primarily from significant operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table sets forth a summary of our cash flows for the year ended September 30, 2008 and nine months ended September 30, 2007:

	September 30,
	2008	2007
Net cash provided in operating activities	$49,239	$2,106
Net cash used in investing activities	(326,653)	20,220
Net cash provided by financing activities	273,446	-
Net increase (decrease) in cash and cash equivalents	(3,972)	22,306
Cash and cash equivalents at the end of the period	$18,340	$22,312

As reflected in the accompanying financial statements, we have losses from operations, negative cash flows from operations, a substantial stockholders’ deficit and current liabilities exceed current assets. We may thus not be able to continue as a going concern and fund cash requirements for operations through the next 12 months with current cash reserves.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon our continued operations, which, in turn, is dependent upon our ability to continue to raise capital and ultimately generate positive cash flows from operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should we be unable to continue in existence.

We are financing our operations primarily from cash received from operations and from the assignment of accounts receivable and premium loans.

Cash provided in operating activities during the year ended September 30, 2008 amounted to $49,235 which primarily consisted of the following: 1) amortization of acquired customer lists of $96,753, 2) shares issued for services in the aggregate of $8,895,428, consisting of a) contributed to consultants of $7,790,000, b) issued to consultants of $870,438, and c) issued to officers/directors of $234,989, 3) increase in accounts payable and accrued liability of $73,337, 4) accrued delinquent payroll taxes of $2,503,249, 5) accrued interest and penalties on delinquent payroll taxes of $571,779, 6) workers compensation claim reserve of $1,110,415 and other items of $790 offset by 1) net loss for the period ending September 30, 2008 of $11,973,344, 2) increase in accounts receivable of $323,035, and 3) increase in prepaid workers compensation of $906,107.

Shares contributed to consultants by Goldberg for services:

NIY	2,000,000
Linda Crichfield	3,500,000
Bayside	8,000,000
Rockcreek	7,000,000
Total	20,500,000
At $.38 per share	$7,790,000

Workers compensation claims reserve

During the year ended September 30, 2008, there were no individual claims incurred estimated to be in excess of $350,000.

Insurance reserves have been recorded based on the Company’s estimates of the anticipated ultimate costs to settle all claims, both reported and incurred-but-not-reported (IBNR).  Workers compensation insurance may include ongoing healthcare and indemnity coverage whereby claims may be paid for many months following the date of injury. Accordingly, the accrual of related incurred costs in each reporting period includes estimates, which take into account the ongoing development of claims and therefore requires a significant level of judgment.  Since there are many estimates and assumptions involved in recording insurance reserves, differences between actual future events and prior estimates and assumptions could result in adjustments to these reserves.

The following table is a summary of the Company’s workers’ compensation claims reserve for the year ended September 30, 2008:

Balance, October 1, 2007	$-
Claims incurred	1,195,253
Claims paid	(84,838)
Balance, September 30, 2008	$1,110,415

As of September 30, 2008 and 2007, we had $1,110,415 and $0, respectively, for these claims in workers’ compensation claims reserve in the accompanying consolidated balance sheets. Workers’ compensation claims expense in the consolidated statements of operations was $1,195,253 and $0 for the twelve months ended September 30, 2008 and nine months ended September 30, 2007, respectively, and are recognized in cost of revenue.

Cash used in investing activities during the year ended September 30, 2008 consisted of net advances to related parties amounting to $326,653.

Cash provided by financing activities of $273,446 during the year ended September 30, 2008 consisted primarily of proceeds from the issuance of the workers’ compensation premium financing note in the amount of $4,473,221, proceeds from the issuance of a note payable in the amount of $343,876 and miscellaneous items of $150,586, offset by note payments of $1,988,937 and the premium deposit with the workers compensation insurance company of $2,705,300.

Premium Deposit with insurance company

The Company is self-insured for claims up to the $350,000 deductible per claim, up to the aggregate of $2,790,138 during the policy year, and was required to deposit $2,790,138 cash with the carrier as collateral for its workers' compensation program.  The following is a summary of the Company’s deposit with the insurance company for the year ended September 30, 2008:

Balance, October 1, 2007	$-
Addition to premium deposit	2,790,138
Claims paid	(84,838)
Balance, September 30, 2008	$2,705,300

We have no material commitments for capital expenditures. However, our cash and cash equivalents are limited. In the short term, we will require additional sources of revenue over the next twelve months in order to maintain our current level of operations.  If we are unable to find additional business, we will be forced to either substantially scale back our business operations or curtail our business operations entirely. Our capital requirements depend on numerous factors, including market acceptance of our services. The report of our independent auditors accompanying our September 30, 2008 consolidated financial statements includes an explanatory paragraph indicating there is substantial doubt as to our ability to continue as a going concern, due primarily to our working capital deficit and significant accumulated deficit.

APRO’S future capital requirements will depend on numerous factors, including the profitability of our growing and our ability to control costs. We believe that the combination of an increase in revenue plus a decrease in operational costs should cover most of our operational cash requirements.  However in the likelihood that the required cash flow does not materialize, we will be seeking either equity or debt financing from new investors to cover any cash needs and shortfall.  New investors could cause substantial dilution to existing stockholders.

Contractual Obligations

At September 30, 2008, our significant contractual obligations were as follows:

	Payments due by Period
	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Operating lease obligations	161,365	243,728	128,251	-	533,344
Total	$161,365	$243,728	$128,251	$-	$533,344

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Other information

On December 31, 2007, the Company entered into an agreement with Clearpoint Resources Inc, (“CPR”) a Delaware company to acquire it’s subsidiary Mercer Ventures, Inc (“MVI”).  The contract called for CRP to assign all its issued stock in MVI to the Company is exchange for a perpetual commission on revenues received from certain clients transferred to the Company.   CRP did not perform on the deliverables such as the client base and therefore this agreement was never consummated and as a result the Company terminated the agreement.  While waiting for the due diligence to be completed, Allegiant did transact some business using the DBA Mercer Ventures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

See page 32

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were ineffective. The Company concluded that its disclosure controls were ineffective due to the material weaknesses in its internal controls described below. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after September 30, 2008.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act.  Internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“US GAAP”), including those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of September 30, 2008.  In making this assessment, our management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Due to the inherent issue of segregation of duties in a small company, management has relied heavily on entity or management review controls to lessen the issue of segregation of duties.  Based on this assessment and those criteria, our management concluded that our internal control over financial reporting as of September 30, 2008 was ineffective, due to the identified material weaknesses noted below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Our management identified the following material weaknesses as of September 30, 2008:

1.  Accounting and Finance Personnel Weaknesses – We do not have adequate accounting technical resources to ensure timely and accurate accounting and financial reporting. Our current accounting staff is relatively small and we do not have the required infrastructure of meeting the higher demands of being a U.S. public company. Due to the size of our accounting staff, we have limitations in the segregation of duties.

2.  Lack of Supervision – There is a lack of independent supervisory review of accounting transactions, including the recording of general ledger journal entries, month end account reconciliations, and preparation of financial reports.

3.  We do not have personnel with sufficient financial expertise in the capacity of CFO.  Our limited operations and business practices include complex technical accounting issues that require significant accounting and SEC reporting expertise.

4.  We do not have a comprehensive and formalized accounting system or accounting procedures manual. We identified certain material weaknesses relating to our internal controls and procedures within the areas of document control, account analysis, account reconciliations, accounting for revenue transactions, and accounting for equity transactions.  Some of these internal control deficiencies also constitute deficiencies in our disclosure controls.

In order to mitigate these material weaknesses to the fullest extent possible, all financial transactions and reports are reviewed by an outside accounting firm that is not our audit firm. All unexpected results are investigated.  At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it will be immediately implemented.

Any changes that materially affect, or is reasonably likely to materially affect, the Company’s internal control over financial reporting will be reported in the Company’s quarterly report for the period in which such change occurs (or annual report, if the change occurs in the fourth quarter).

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal year ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Effective April 1, 2008, we entered into a service agreement with Employment Systems Inc. (“ESI”), a subsidiary of Warning Management Services, Inc. (“WNMI”).  The agreement transferred certain ESI client contracts to us in consideration of an ongoing payment of 4% of the gross payroll each month for only as long as the clients remain with Seller. Brian Bonar, a Director of the Company is also a Director of WNMI, and John Capezzuto, the Secretary Protem and a Company Director is also the CEO of WNMI.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Company has three directors and one executive officer, and their ages and positions with the Company as of September 302008 are as follows:

Name	Age	Position	Since
David Goldberg	46	CEO and Director	June 2000
Brian Bonar	61	Director	March 2008
John Capezzuto	62	Director	March 2008

Chairman and CEO – David Goldberg

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

Director – Brian Bonar

He has served as a Chairman and Chief Executive Officer of Dalrada Financial Corporation (formerly Imaging Technologies Corporation) since 1995. From 1992 through 1994, Mr. Bonar served in various executive positions for Dalrada. Mr. Bonar has served since April 1998 as a CFO of Imaging Technologies, San Diego, California, a software and hardware company. Mr. Bonar and has been a Director since 1992 and recently became Chairman of the Board. From 1991 to 1992, Mr. Bonar was Vice President of Worldwide Sales and Marketing for Bezier Systems, Inc., a San Jose, California-based manufacturer and marketer of laser printers. From 1990 to 1991, he was a Worldwide Sales Manager for Adaptec, Inc., a San Jose-based laser printer controller developer.  From 1988 to 1990, Mr. Bonar was Vice President of Sales and Marketing for Rastek Corporation, a laser printer controller developer located in Huntsville, Alabama. From 1984 to 1988, Mr. Bonar was employed as Executive Director of Engineering at QMS, Inc., an Alabama-based developer and manufacturer of high-performance color and monochrome printing solutions. Prior to these positions, Mr. Bonar was employed by IBM U.K. Ltd. for approximately 17 years.

Director – John Capezzuto

Mr. Capezzuto's current employment is as CEO of Warning Management Services Inc., a multi-faceted corporation that includes divisions ranging from model agencies to magazine publications. His employment history includes work as CEO of the Solvis Group, a medical staffing company, and various managerial positions in New York-based visual marketing, trade show and event companies. Over the last twelve years he has been on the board of directors and served as officer for corporations including Warning Management Services, Employment Systems Inc., The Solvis Group, QPI, Exhibitronics Inc., The Mimetics Corporation, Modular Display Systems Display Inc., Tabery Corp., Delta Transport and American Distributing Co.

Committees of the Board

All proceedings of the three-member board of directors for the year ended September 30, 2008 were conducted by resolutions consented to in writing by a majority of directors and filed with the minutes of the proceedings. We currently do not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter.  Since there are only three directors, our board of directors does not believe that it is necessary to set up such committees because it believes that the functions of such committees are already being adequately performed by the board of directors and these committees would be the same three board members in any case.

We do not have any written policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.  A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our Chairman, David Goldberg at the address appearing on the first page.

Code of Ethics

On September 7, 2009, the Board of Directors of the Company adopted the Code of Ethics as follows.

Code Of Ethics

ALLEGIANT PROFESSIONAL BUSINESS SERVICES, INC.
POLICY STATEMENT
ON
BUSINESS ETHICS AND CONFLICTS OF INTERESTS

I. Introduction; Certificate of Compliance

           This Policy Statement on Business Ethics and Conflicts of Interests is being issued to employees of Allegiant Professional Business Services, Inc. ("APRO" or the “Company") to confirm the Company's commitment to conduct business in an ethical manner and in full compliance with applicable law. It is the Company's expectation that our employees will read and become familiar with the principles expressed in this Policy Statement, and that those principles will be adhered to by all employees in the discharge of their responsibilities. Employees will be required from time to time to affirm their understanding of these principles and their agreement to adhere to them, by signing the Certificate of Compliance that appears at the end of this Policy Statement, and returning it to management.

II. Summary of Principles; Special Situations

APRO employees are expected to comply with all laws governing its operations, and to conduct business in accordance with the highest ethical standards. APRO asks the same high standard of conduct of its employees on or off its property. The following is a summary of principles which guide APRO's business practices under these policies. Although we believe that these principles will address almost every situation, it may be appropriate to consult with management even when a gift or other item falls within the guidelines. That might be the case when the kind of service provided to APRO by the outside party is particularly sensitive, or when a gift or entertainment item might be very unusual under the circumstances. In such cases, APRO requires that the employee either get advance approval from management, or, where advance approval is not practical, the employee should request approval to retain the item in question.

1. Employees shall not be involved in any activity, including personal investment, which is or gives the appearance of conflict of interest with the business of APRO. Outside business interests require the prior approval of APRO.

2. Employees dealing with contractors, carriers, suppliers, consultants, customers and other persons having business with the company, shall conduct such activities in the best interests of APRO, without favor or preference.

3. Gifts, hospitality (meals and the like), entertainment or anything of value, beyond commonly recognized limits, shall not be accepted by employees or their family members from any person who has business dealings with APRO. Gifts, hospitality and entertainment which, because of their nature or value, might reasonably be expected to influence the employee's independent judgment, are beyond acceptable limits. Such value will be measured by the usual standard of living of both the employee and the other person.

4. Under no circumstances may cash payments be made to customers. Other gifts, favors and entertainment extended to customers are to be limited in kind and value. The terms of a customer's employee gift policy will be honored by APRO without exception.

5. Employees in a subordinate/supervisory relationship are not to exchange favors or gifts which could, or appear, to give rise to an obligation. Employees may not use Company property as gifts for other employees.

6. The Company's property (supplies, personal computers, etc.) is to be used by employees only for the Company's business purposes. Company property may not be sold or otherwise disposed of, except in the ordinary course of business. All employees will be expected to properly account for all Company property for which they are responsible.

7. Employees shall not use APRO's proprietary information or trade secrets, other than as required by APRO.

8. APRO independently and unilaterally determines the prices and terms of sale of its products. Employees shall not make any agreement with a competitor affecting the prices, terms, or conditions of sale of APRO products in relation to those of a competitor. Employees shall not exchange information with respect to prices, cost, or other aspects of competition with any APRO competitor, or with any other person.

III. Financial Interests in Outside Businesses

1. A conflict of interest exists if an employee, or an immediate family member of an employee, has a significant financial interest in a competitor of APRO, or which has business dealings with APRO. A "significant financial interest" is one which is so substantial to the employee that it might appear to create a potential risk of interference with the employee's independent exercise of judgment in the best interest of APRO.

2. Before an employee or immediate family member acquires a financial interest (or if such person already has an interest) which appears to create a possible conflict of interest, the employee should promptly disclose the facts in writing to management, so that adetermination can be made as to whether a conflict of interest does exist. The employee will be expected to take whatever action is determined by APRO to be appropriate to resolve any conflict which it finds to exist.

IV. Other Involvement in Outside Businesses

1. A conflict of interest exists if an employee engages as a director, officer, employee, promoter or consultant in an outside business which (a) is a competitive business, or (b)has business dealings with APRO in which the employee participates or is able to exert influence, or (c) interferes with the employee's obligation to devote full time and attention to his or her job responsibilities, or (d) operates in a manner which reflects adversely upon APRO. A conflict of interest may also arise when an immediate family member is a director, officer, employee, or consultant with a company which is a competitive business, or which has business dealings with APRO in which the employee participates or is able to exert influence.

2. Before an employee or immediate family member becomes involved in an outside business (or if such person already is involved) which creates a possible conflict of interest, the employee should promptly disclose the facts in writing to management, so that a determination can be made as to whether a conflict of interest does exist. The employee will be expected to take whatever action is determined by APRO to resolve any conflict which it finds to exist.

V. Receipt of Employment-Related Gifts

A. General

1. No employee or immediate family member may accept from any person or company which has business dealings with APRO, gifts or gratuities (including favors, consideration, discounts, and the like, which are not generally available to all APRO employees) which go beyond common courtesies usually associated with accepted business practice.

2. In no event may a APRO employee accept in any one year from any person which has business dealings with APRO, a gift or series of gifts which the employee should reasonably believe has a value exceeding $300.

3. No employee may accept cash or cash equivalents (gift certificates, credits, etc.) of any amount from any person which has business dealings with APRO.

4. In those circumstances where the nature of the relationship with the third party is unusually sensitive or the gift in question seems extraordinary, the employee must either obtain advance approval from management, or, where advance approval is not practical, the employee must request approval to retain the item in question.

B. Entertainment

1. No employee or immediate family member may accept, from any person having business dealings with APRO, entertainment which goes beyond common courtesies usually associated with accepted business practice.

2. Employees may accept invitations to lunch, dinner, or other social events (ball games, concerts, etc.) as an expression of normal business courtesy, provided that they are not intended to induce special consideration or advantage.

3. In those circumstances where the nature of the relationship with the third party is unusually sensitive or the event in question seems extraordinary, the employee must obtain advance approval from management.

C. Gifts Between Employees

Employees in a subordinate/supervisory relationship are not to exchange favors or gifts which could or appear to give rise to an obligation.

VI. Relationships With Customers

A. General

It is recognized that business practices and common courtesy sometimes require that gifts, favors, and entertainment be extended to present or prospective customers. These occasions are strictly limited and may not involve secret commissions, hidden gratuities, or payments to third parties who might have influence on such customers.

B. Gifts, Favors, and Entertainment

Gifts, favors, and entertainment may be extended to any customer or prospective customer, only if all of the following conditions are met:

1. They are not in violation of any applicable law.

2. They are not for the purpose of securing a preferential customer action, but rather are given as a courtesy for a courtesy received, or to build goodwill, much as one would do socially.

3. They are not in violation of generally accepted ethical standards.

4. They are of such limited value, and are in such form, that they cannot be construed as a bribe or payoff.

5. The customer has not advised that it has a policy against or otherwise limits receipt of gifts, favors, and entertainment by its employees and agents. Any such customer policy must be adhered to strictly.

6. Public disclosure of the facts surrounding them would not embarrass APRO or the customer in any way.

CERTIFICATE OF COMPLIANCE

      I have read and understand the Allegiant Professional Business Services, Inc. Policy Statement on Business Ethics and Conflicts of Interests. This will confirm that I will adhere in all respects to the principles and rules contained in the Policy Statement. If I am in doubt about whether any given proposed conduct will be in compliance with such principles and rules, I will seek (and follow) guidance as required by the Policy Statement. I further confirm my understanding that any failure to comply with these principles and rules will subject me to disciplinary action, up to and including dismissal from employment with the Company.

      I certify to the Company that I am not in violation of the Policy Statement, unless I have noted such violation in a signed Statement of Exceptions attached to this Certificate.

_______________________________
(Signature)

Name: ______________________
(Please Print)

Position _____________________

Location _____________________

Date ________________________

[  ] A Statement of Exceptions is attached.

[  ] No Statement of Exceptions is attached.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the NASD Rules. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted .

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended September 30, 2008, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation.

The following table sets forth certain summary information regarding compensation paid by Allegiant Professional Business Services, Inc. for services rendered during the twelve months ended September 30, 2008 and nine months ended September 30, 2007, respectively, to Allegiant Professional Business Services, Inc. Chief Executive Officer and Chief Financial Officer during such period.

Summary Compensation Table

Executive Compensation :

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
David Goldberg, Chairman, CEO	2008	-	-	-	-	-	-	$79,997	(1)	$79,997
	2007	-	-	-	-	-	-	-		-

Brian Bonar, Director & President	2008	-	-	-	-	-	-	$79,997	(2)	$79,997
	2007	-	-	-	-	-	-	-		-

John Capezzuto, Director	2008	-	-	-	-	-	-	$74,998	(3)	$74,998
	2007	-	-	-	-	-	-	-		-

(1)
On September 10, 2008, the Company issued warrants to purchase 6,000,000 shares of its common stock for services, valued at $29,997. The warrants are immediately exercisable and expire ten years from the date of issuance. The exercise price for these warrants is $0.05 per common share. In addition the Company issued 10,000,000 shares of its common stock for services, valued at $50,000.

(2)
On September 10, 2008, the Company issued warrants to purchase 6,000,000 shares of its common stock for services, valued at $29,997. The warrants are immediately exercisable and expire ten years from the date of issuance. The exercise price for these warrants is $0.05 per common share. In addition the Company issued 10,000,000 shares of its common stock for services, valued at $50,000.

(3)
On September 10, 2008, the Company issued warrants to purchase 5,000,000 shares of its common stock for services, valued at $24,998. The warrants are immediately exercisable and expire ten years from the date of issuance. The exercise price for these warrants is $0.05 per common share. In addition the Company issued 10,000,000 shares of its common stock for services, valued at $50,000.

Outstanding Equity Awards at Fiscal Year-end

The following table sets forth certain summary information regarding outstanding equity awards as of September 30, 2008 to the Company's Chief Executive Officer, Chief Strategy Officer and most highly paid executive officers during such period.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
David Goldberg	-	-	-	-	-	-	-	-	-
Brian Bonar	-	-	-	-	-	-	-	-	-
John Capezzuto	-	-	-	-	-	-	-	-	-

Compensation of Directors

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
David Goldberg	-	-	-	-	-	$79,997	(1)	$79,997
Brian Bonar	-	-	-	-	-	$79,997	(2)	$79,997
John Capezzuto	-	-	-	-	-	$74,998	(3)	$74,998

(1)
On September 10, 2008, the Company issued warrants to purchase 6,000,000 shares of its common stock for services, valued at $29,997. The warrants are immediately exercisable and expire ten years from the date of issuance. The exercise price for these warrants is $0.05 per common share. In addition the Company issued 10,000,000 shares of its common stock for services, valued at $50,000.

(2)
On September 10, 2008, the Company issued warrants to purchase 6,000,000 shares of its common stock for services, valued at $29,997. The warrants are immediately exercisable and expire ten years from the date of issuance. The exercise price for these warrants is $0.05 per common share. In addition the Company issued 10,000,000 shares of its common stock for services, valued at $50,000.

(3)
On September 10, 2008, the Company issued warrants to purchase 5,000,000 shares of its common stock for services, valued at $24,998. The warrants are immediately exercisable and expire ten years from the date of issuance. The exercise price for these warrants is $0.05 per common share. In addition the Company issued 10,000,000 shares of its common stock for services, valued at $50,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company’s common stock as of September 30, 2008 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's common stock and (ii) APRO’s directors and executive officer, and (iii) all officers and directors of the Company as a group.

	Shares beneficially owned (1)
	Number of shares	Percentage of class (2)
David Goldberg	12,000,000	14.0%

Brian Bonar	10,000,000	11.6%

John Capezzuto	18,000,000	20.9%

Officers and Directors as a group	40,000,000	46.5%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of September 30, 2008 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.  Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2)  Percentage based on 85,921,876 shares of common stock outstanding as of September 30, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Effective April 1, 2008, the Company and Employment Systems Inc. (“ESI”), a subsidiary of Warning Management Services, Inc. (“WNMI”) entered into a service agreement which transferred certain ESI client contracts to the Company in consideration of an ongoing payment of 4% of the gross payroll each month for only as long as the clients remain with Buyer (i.e., if and when there are no longer any ESI clients, the payment obligation is terminated). Payments to be made as payroll occurs either weekly, bi weekly or monthly and adjusted on a monthly basis. Ten thousand dollars ($10,000) monthly of the amount due the Seller will be provided to the Seller’s agent who shall then pay that amount directly to the appropriate tax collection authorities in order to pay down certain tax liens.  Brian Bonar is the CEO of ESI, as well as the Company. Further, the Company paid approximately $246,000 in operating expenses on behalf of WNMI. The amount has been classified in related party operating expense in the accompanying consolidated statement of operations. Brian Bonar, a Director of the Company, is also a Director of WNMI. John Capezzuto, a Company Director, is also the Secretary Protem of ESI and CEO and Director of WNMI.

The Company paid $22,215 to Dalrada Financial Corporation (“Dalrada”) for services performed during the year ended September 30, 2008.  The CEO of Dalrada is Brian Bonar who is also the Company’s CFO.

Item 14. Principal Accounting Fees and Services.

The Company paid or accrued the following fees during the twelve months ended September 30, 2008 and the nine months ended September 30, 2007 to its independent certified public accountants, WEINBERG & COMPANY, P.A.

	For the Twelve Months Ended September 30,		For the Nine Months Ended September 30,
	2008		2007
Audit Fees		$240,000		$0
Audit-Related Fees	$		$
Tax Fees	$		$
All Other Fees	$		$
Total Fees		$240,000		$0

Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the twelve months ended September 30, 2008 and nine months ended September 30, 2007.

Audit related fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees." These fees include review of registration statements.

Tax fees consist of aggregate fees billed for professional services for tax compliance, tax advice and tax planning.

All other fees consist of aggregate fees billed for products and services provided by the independent auditor, other than those disclosed above. These fees include services related to certain accounting research and assistance with a regulatory matter.

The Company's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. To the extent that additional services are necessary beyond those specifically budgeted for, the Board of Directors pre-approves such services on a case-by-case basis. All services provided by the independent auditors were approved by the Board of Directors.

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

The following is a list of the Financial Statements included in Item 8 of Part II of this Report.

(a)(2) Financial Statement Schedules

Schedules not included herein are omitted because they are inapplicable or not required or because the required information is given in the financial statements and notes thereto.

(b)

The exhibits required by this item and included in this report or incorporated herein by reference are as follows:

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principle Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principle Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLEGIANT PROFESSIONAL SERVICES, INC.

By /s/ David Goldberg
David Goldberg
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Goldberg
_______________________	January 6, 2010
David Goldberg
Chief Executive Officer
Chairman of the Board of Directors

/s/ Brian Bonar
_________________________	January 6, 2010
Brian Bonar
Director
Principal Financial Officer

/s/ John Capezzuto
_________________________	January 6, 2010
John Capezzuto
Director

Allegiant Professional Business Services, Inc.,
and Subsidiary
(Formerly Tradeshow Products, Inc.)

Consolidated Financial Statements
for the Year Ended September 30, 2008
and the Period From January 1, 2007 to September 30, 2007

Allegiant Professional Business Services, Inc.,
and Subsidiary
(Formerly Tradeshow Products, Inc.)

Consolidated Financial Statements
for the Year Ended September 30, 2008
and the Period From January 1, 2007 to September 30, 2007

C  O  N  T  E  N  T  S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Allegiant Professional Business Services, Inc. (formerly Tradeshow Products Inc.)

We have audited the accompanying consolidated balance sheets of Allegiant Professional Business Services, Inc. (formerly Tradeshow Products Inc.) and Subsidiary as of September 30, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for the year ended September 30, 2008 and for the period January 1, 2007 to September 30, 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allegiant Professional Business Services, Inc. (formerly Tradeshow Products Inc.) and Subsidiary as of September 30, 2008 and 2007, and the results of their operations and their cash flows for the year ended September 30, 2008 and for the period from January 1, 2007 to September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming Allegiant Professional Business Services, Inc. (formerly Tradeshow Products Inc.) and Subsidiary will continue as a going concern.  The Company has experienced recurring losses since inception and has a working capital and stockholders’ deficiency.  These conditions raise substantial doubt regarding the Company's ability to continue as a going concern.  Management's plans in regard to these matters are described in Note 1.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ WEINBERG & COMPANY, P.A.

Los Angeles, California
December 15, 2009

ALLEGIANT PROFESSIONAL BUSINESS SERVICES, INC. AND SUBSIDIARY
(FORMERLY TRADESHOW PRODUCTS, INC.)
Consolidated Balance Sheets
As of September 30, 2008 and 2007

ASSETS

Current assets:	2008	2007
Cash and cash equivalents	$18,340	$22,312
Accounts receivable	323,035	-
Prepaid workers compensation	906,107	-
Due from related parties	229,900	-
Stock subscription receivable	-	10,000
Other current asset	-	760
Total current assets	1,477,382	33,072

Premium deposit with insurance company	2,705,300	-

TOTAL ASSETS	$4,182,682	$33,072

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued liabilities	$244,247	$180,450
Cash overdraft	140,586	-
Accrued delinquent payroll taxes	2,503,249	-
Accrued interest and penalties on delinquent payroll taxes	571,779	-
Workers' compensation claims reserve	1,110,415	-
Notes Payable	2,828,160	-
Due to former shareholder	-	109,552

Total current liabilities	7,398,436	290,002

Stockholders' deficiency:
Preferred stock: $ 0.001 par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock; $0.001 par value; 980,000,000 shares
authorized; 85,921,876 and 78,900,000 shares issued and outstanding
at September 30, 2008 and 2007, respectively	85,922	-
Common stock to be issued (2,250,000 and 0 shares, respectively)	11,250	-
Additional paid-in capital	8,927,348	10,000
Accumulated deficit	(12,240,274)	(266,930)

Total stockholders' deficiency	(3,215,754)	(256,930)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$4,182,682	$33,072

See accompanying notes to consolidated financial statements.

ALLEGIANT PROFESSIONAL BUSINESS SERVICES, INC. AND SUBSIDIARY
(FORMERLY TRADESHOW PRODUCTS, INC.)
Consolidated Statements of Operations
For the Year Ended September 30, 2008
and the Period from January 1, 2007 to September 30, 2007

		Period from
	Year ended	January 1, 2007 to
	September 30, 2008	September 30, 2007

Revenues	$2,974,672	$-

Cost of revenue-workers compensation expense	2,960,064	-

Gross profit	14,608	-

Expenses
Operating expenses	553,945	-
Fair value of shares contributed for services	7,790,000	-
Fair value of shares issued for services	870,439	-
Fair value of shares issued to officers/directors	150,000	-
Fair value of warrants issued to officers/directors	84,989	-
Amortization of acquired customer list	96,753	-
General and Administrative	2,048,675	178,522

Total expenses	11,594,801	178,522

Loss from operations	(11,580,193)	(178,522)

Other expense
Interest expense	393,151	-

Net loss	$(11,973,344)	$(178,522)

Loss per share - basic and diluted	$(0.16)	$(0.00)

Weighted shares outstanding -
Basic and diluted	73,024,474	78,900,000

See accompanying notes to consolidated financial statements.

ALLEGIANT PROFESSIONAL BUSINESS SERVICES, INC. AND SUBSIDIARY
(FORMERLY TRADESHOW PRODUCTS, INC.)
Consolidated Statements of Changes in Stockholders' Deficiency
For the Year Ended September 30, 2008
and the Period from January 1, 2007 to September 30, 2007

			Common	Additional		Total
	Common Stock		Stock to be	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Issued	Capital	Deficit	Deficiency

Balance as of January 1, 2007	78,900,000	$-	$-	$10,000	$(88,408)	$(78,408)

Net loss	-	-	-	-	(178,522)	(178,522)

Balance as of September 30, 2007	78,900,000	-	-	10,000	(266,930)	(256,930)

Common stock issued in reverse merger	22,225,000	101,125	-	(101,125)	-	-

Fair value of shares issued for services	7,691,876	7,692	11,250	851,497	-	870,439

Fair value of shares issued to officers/directors	30,000,000	30,000	-	120,000	-	150,000

Fair value of warrants issued to officers/directors	-	-	-	84,989	-	84,989

Fair value of shares contributed for services	-	-	-	7,790,000		7,790,000

Extinguishment of payable to former shareholder	-	-	-	119,092	-	119,092

Retirement of common stock	(52,895,000)	(52,895)	-	52,895	-	-

Net loss	-	-	-	-	(11,973,344)	(11,973,344)

Balance as of September 30, 2008	85,921,876	$85,922	$11,250	$8,927,348	$(12,240,274)	$(3,215,754)

See accompanying notes to consolidated financial statements.

ALLEGIANT PROFESSIONAL BUSINESS SERVICES, INC. AND SUBSIDIARY
(FORMERLY TRADESHOW PRODUCTS, INC.)
Consolidated Statements of Cash Flows
For the Year Ended September 30, 2008
and the Period from January 1, 2007 to September 30, 2007

	Year Ended September 30, 2008	Period from January 1, 2007 to September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,973,344)	$(178,522)
Adjustment to reconcile net loss to net cash provided by operating activities:
Amortization of acquired customer list	96,753	-
Fair value of shares contributed for services	7,790,000	-
Fair value of shares issued for services	870,439	-
Fair value of shares issued to officers/directors	150,000	-
Fair value of warrants issued to officers/directors	84,989	-
Change in operating assets and liabilities:
Accounts receivable, net	(323,035)	-
Prepaid workers compensation	(906,107)	-
Accounts payable and accrued liabilities	73,337	180,628
Accrued delinquent payroll taxes	2,503,249	-
Accrued interest and penalties on delinquent payroll taxes	571,779	-
Workers' compensation claim reserve	1,110,415	-
Other current asset	760
Net cash provided by operating activities	49,235	2,106

CASH FLOWS USED IN INVESTING ACTIVITIES:
Due to (from) related parties	(326,653)	20,200

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	140,586	-
Proceeds from stock subscription receivable	10,000	-
Proceeds from the issuance of note payable	4,473,221	-
Premium deposit with insurance company	(2,705,300)	-
Payments on note payable	(1,988,937)	-
Proceeds from loan payable, net	343,876	-
Net cash provided by financing activities	273,446	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,972)	22,306

CASH AND CASH EQUIVALENTS, Beginning of period	22,312	6

CASH AND CASH EQUIVALENTS, End of period	$18,340	$22,312

Supplemental disclosure of cash flow information

Income taxes paid	$-	$-
Interest paid	$159,440	$-

Supplemental non-cash investing and financing activities
Extinguishment of payable to former shareholder	$119,092	$-
Forgiveness of accounts receivable in connection with acquisition of ESI	$96,753	$-

See accompanying notes to consolidated financial statements.

Note 1 – Nature of Business

Organization

Allegiant Professional Business Services, Inc.  (“Allegiant”, the “Company”) provides temporary staffing and professional employer organization (“PEO”) services.  In a PEO co-employment contract, the Company becomes the employer of record for client company employees’ for tax and insurance purposes.  The client company continues to direct the employees’ day-to-day activities, and Allegiant charges a service fee for providing services.

Allegiant was originally incorporated in Delaware on November 14, 2006, as Focus Views, Inc. (“Focus Views”).  On December 3, 2007, Focus Views entered into a Plan of Reorganization with Tradeshow Products, Inc., a Nevada corporation (“Tradeshow”).  Pursuant to the Plan of Reorganization, all the issued and outstanding shares of Focus Views were exchanged for 78,900,000 shares of Tradeshow.  After the transaction was completed, Focus View’s shareholders owned approximately 78% of the outstanding shares of common stock of Tradeshow and the original shareholders of Tradeshow owned approximately 22% of the outstanding shares of common stock of Tradeshow, not including warrants.  The transaction was accounted for as a reverse merger (recapitalization) with Focus Views deemed to be the accounting acquirer and Tradeshow deemed to be the legal acquirer.  As such the consolidated financial statements herein reflect the historical activity of Focus Views since its inception, and the historical stockholders’ equity of Focus Views has been retroactively restated for the 78,900,000 shares of common stock received in the exchange as if issued at the beginning of the earliest period presented.  Upon the closing, Focus Views changed its name to Tradeshow, and on July 11, 2008, Tradeshow was renamed Allegiant Professional Business Services, Inc.

Liberty Consulting was owner of 4.5% of Focus Views prior to the reverse merger.  After the closing of the reverse merger, Tradeshow assigned to Liberty Consulting all of the outstanding stock, assets and liabilities of Focus Views.  At the time of the assignment, the only assets of Focus Views consisted of $119,092 payable to Liberty Consulting or affiliates of Liberty Consulting.  As Liberty Consulting assumed the loans due to it (or affiliates), with no consideration from the Company, in essence, Liberty Consulting forgave $119,092 it was owed by Focus Views.  Since Liberty Consulting was a shareholder in Focus Views, the Company accounted for the $119,092 debt forgiveness as a contribution to capital.

Going Concern

For the year ended September 30, 2008, the Company recorded a net loss of $11,973,344 and had an accumulated deficit of $12,240,274 and a working capital deficiency of $5,921,054 at September 30, 2008.  In addition, the Company is delinquent on $2,503,249 of payroll taxes.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

The Company intends to attempt to raise additional capital and acquire profitable business contracts, but there can be no certainty that such efforts will be successful.  Management will continue to pursue new temporary staffing and professional employer organization (“PEO”) business and continue to pursue opportunities for providing financial services, including benefits and payroll administration, workers’ compensation insurance programs, and personnel records management.

Note 2 - Summary of Significant Accounting Policies

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of Focus Views and its controlled subsidiary Allegiant Professional Business Services.  Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the audited consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition

Revenues are comprised of the Company’s charges to clients for workers’ compensation insurance, administrative, and service fees based on periodice payrolls processed.  The Company recognizes revenues when each periodic payroll is delivered to the client. Revenues are reported in accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) for reporting revenues gross when acting as a principal versus net as an agent.  The Company does not include the gross payroll of its client company employees in its revenues.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits.  For financial reporting purposes, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.  The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. At September 30, 2008 and 2007, the Company did not have any deposits in excess of federally insured limits.

Accounts receivable

Accounts receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed.  The Company uses the allowance method to account for uncollectible accounts receivable balances.  Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible.  Factors used to establish an allowance include the credit quality and payment history of the customer.  During 2008, the Company increased the allowance by $375,490 and then wrote off the $375,490 of accounts receivable so that as of September 30, 2008, accounts receivable allowances was zero.  The Company had no accounts receivable at September 30, 2007.

Workers compensation claims reserve

The Company maintains reserves for workers' compensation claims which are made up of estimated claims and estimated expenses related to settle the claims.  These estimates are impacted by claims that have been reported but not settled and claims that have been incurred but not reported.  The Company evaluates the reserves regularly throughout the year and make adjustments accordingly. If the actual cost of such claims and related expenses exceeds the amounts estimated, additional reserves may be required.

Income taxes

The Company accounts for income taxes in accordance with authoritative guidance issued by the FASB which requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Stock-based compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs.  Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.  Options vest and expire according to terms established at the grant date.

Loss per Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period.  The diluted earnings per share calculation give effect to all potentially dilutive common shares outstanding during the period using the treasury stock method for warrants and options and the if-converted method for convertible debentures.  Weighted average number of shares outstanding has been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the Plan of Reorganization transaction as if these shares had been outstanding as of the beginning of the earliest period presented.  The 22,225,000 shares of common stock issued to the legal acquirer are included in the weighted average share calculation from December 3, 2007, the date of the exchange agreement.

As of September 30, 2008, common stock equivalents were composed of warrants convertible into 17,000,000 shares of the Company's common stock.  For the year ended September 30, 2009, the conversion of the warrants has been excluded from the calculation of dilutive earnings per share, as the effects of such conversion would be anti-dilutive. At September 30, 2008, the Company had no common stock equivalents outstanding.

Concentrations

For the year ended September 30, 2008, revenue from four customers represented 45%, 17%, 11% and 10%, respectively, of total revenue.  At September 30, 2008, accounts receivable from three customers represented 33%, 24%, and 10%, respectively, of total accounts receivable.  There were no other customers with revenue or accounts receivable over 10% of total revenue or accounts receivable.  At September 30, 2007, the Company had no revenue or accounts receivable.

Fair Value of Financial Instruments

Effective January 1, 2008, fair value measurements are determined by the Company's adoption of authoritative guidance issued by the FASB, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. The adoption of the authoritative guidance did not have a material impact on the Company's fair value measurements. Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

    Level 1—Quoted prices in active markets for identical assets or liabilities.

    Level 2—Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

    Level 3—Unobservable inputs based on the Company's assumptions.

The Company is required to use of observable market data if such data is available without undue cost and effort.

At September 30, 2008 and 2007, the carrying amounts of financial instruments, including cash, accounts and other receivables, accounts payable and accrued liabilities, and notes payable approximate fair value because of their short maturity.

Comprehensive income

Authoritative guidance issued by the FASB requires disclosure of all components of comprehensive income and loss on an annual and interim basis.  Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The Company had no comprehensive income for the year ended September 30, 2008 or the nine months ended September 30, 2007.

Recent Accounting Pronouncements

In December 2007, the FASB issued authoritative guidance on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred.  This guidance will be applicable to business combinations completed after July 1, 2009.  The Company believes adopting the new guidance will  significantly impact its financial statements.

In December 2007, the FASB issued authoritative guidance on noncontrolling interests in consolidated financial statements to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It is intended to eliminate the diversity in practice regarding the accounting for transactions between equity and noncontrolling interests by requiring that they be treated as equity transactions. Further, it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The new guidance also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, among others. The new guidance is effective for fiscal years beginning on or after December 15, 2008, with early adoption permitted, and it is to be applied prospectively.  The Company believes adopting the new guidance will not significantly impact its financial statements.

In June 2009, the FASB issued authoritative guidance on an amendment of accounting for transfers of financial assets, and seeks to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about transfers of financial assets; the effects of the transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The authoritative guidance eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets.  The authoritative guidance is effective for interim and annual reporting periods beginning after November 15, 2009.  The Company believes adopting the new guidance will not significantly impact its financial statements.

In June 2009, the FASB issued authoritative guidance on consolidation of variable interest entities, which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  The authoritative guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and is effective for interim and annual reporting periods beginning after November 15, 2009. The Company believes adopting the new guidance will not significantly impact its financial statements.

In October 2009, the FASB, issued updates to revenue recognition for arrangements with multiple deliverables and accounting for revenue arrangements that include software elements. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance.  The authoritative guidance is effective for interim or annual periods beginning after June 15, 2010, with early adoption permitted.  The Company believes adopting the new guidance will not significantly impact its financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3 – Workers’ Compensation Costs and Reserves

On February 28, 2008, the Company obtained a workers’ compensation policy effective from February 28, 2008 to February 28, 2009.  The total policy premium was $2,670,918.  The Company amortizes the premium over the policy term and for the year ended September 30, 2008, total expense related to the premium was $1,764,811.  In addition, for the year ended September 30, 2008, the Company recorded $1,195,253 expense for claims incurred.

Premium Deposit with insurance company

The Company is self-insured for claims up to the $350,000 deductible per claim, up to the aggregate of $2,790,138 during the policy year, and was required to deposit $2,790,138 cash with the carrier as collateral for its workers' compensation program.  The following is a summary of the Company’s deposit with the insurance company for the year ended September 30, 2008:

Balance, October 1, 2007	$-
Addition to premium deposit	2,790,138
Claims paid	(84,838)
Balance, September 30, 2008	$2,705,300

Workers compensation claims reserve

During the year ended September 30, 2008, there were no individual claims incurred estimated to be in excess of $350,000.

Insurance reserves have been recorded based on the Company’s estimates of the anticipated ultimate costs to settle all claims, both reported and incurred-but-not-reported (IBNR).  Workers compensation insurance may include ongoing healthcare and indemnity coverage whereby claims may be paid for many months following the date of injury. Accordingly, the accrual of related incurred costs in each reporting period includes estimates, which take into account the ongoing development of claims and therefore requires a significant level of judgment.  Since there are many estimates and assumptions involved in recording insurance reserves, differences between actual future events and prior estimates and assumptions could result in adjustments to these reserves.

The following table is a summary of the Company’s workers’ compensation claims reserve for the year ended September 30, 2008:

Balance, October 1, 2007	$-
Claims incurred	1,195,253
Claims paid	(84,838)
Balance, September 30, 2008	$1,110,415

There were no workers compensation amounts or transactions for the period January 1, 2007 to September 30, 2007.

Note 4 – Acquisition of Employment Systems, Inc.

Effective April 1, 2008, the Company and Employment Systems Inc. (“ESI”), a subsidiary of Warning Management Services, Inc. (“WNMI”), entered into a service agreement which transferred certain ESI client contracts to the Company in consideration of the forgiveness of $96,753 ESI owed the Company and an ongoing payment of 4% of the gross payroll each month for only as long as the clients remain with the Company (i.e., if and when there are no longer any ESI clients, the payment obligation is terminated-see Note 10).  Brian Bonar is the CEO of ESI, and the President of the Company.  ESI provides PEO and temporary staffing services.

The transaction has been accounted for as a purchase.  As such, the results of ESI’s operations have been included in the consolidated financial statements since April 1, 2008. The components of the purchase price and the allocation of the purchase price are as follows:

Purchase price
Forgiveness of payable	$96,753

Purchase price allocation
Customer relations	$96,753
Net purchase price	$96,753

$96,753 was assigned to customer relations with an estimated life of six months and was fully amortized as of September 30, 2008.

The following unaudited pro forma operating data shown below presents the results of operations for the year ended September 30, 2008, as if the acquisition of ESI had occurred on the last day of the immediately preceding fiscal period. Accordingly, transaction costs related to the acquisition are not included in the loss from operations shown below. The pro forma results are not necessarily indicative of the financial results that might have occurred had the acquisition actually taken place on the respective dates, or of future results of operations.

For the Year Ended September 30,
2008
(Unaudited)

Net sales	$3,274,771

Net loss	$12,914,067
Net loss per share-basic and diluted	$0.18

Note 5 – Accrued interest and penalties on delinquent payroll taxes

The Company is delinquent in the payment of payroll tax withholdings and in filing payroll tax returns.  At September 30, 2008, the Company has accrued $2,503,249 in delinquent payroll withholding and taxes and $571,779 in interest and penalties related to the delinquent payroll taxes.  The Company is presently paying taxes on a current basis and is developing a plan to catch up on the outstanding taxes payable with federal and state taxing authorities to pay its delinquent payroll tax liabilities.

Note 6 – Notes and loans payable

Notes and loans payable consist of the following at September 30,

	2008	2007
Notes payable-workers compensation premium	$2,484,284	$-
Loan payable-1st PMF Bancorp	343,876	-
Total notes payable	$2,828,160	$-

Note payable – workers compensation premium

On February 28, 2008, the Company signed an insurance premium finance agreement with Direct Bank for $3,806,635 to finance its workers compensation premium.  On June 25, 2008, the Company increased the agreement to $4,471,223 to finance additional workers compensation coverage.  The agreement is secured by the Company’s prepaid workers compensation premiums and restricted cash reserve fund.  Interest was at 9.85% per annum.  Monthly interest and principal payments ranging from $140,099 to $578,709 per month were due from April 13, 2008 to December 13, 2008, with the final payment made March 2, 2009.  As of September 30, 2008, the balance on the agreement was $2,484,284.  For the year ended September 30, 2008, interest expenses totaled $197,600.

Loan payable-1st PMF Bancorp

Effective August 1, 2008, the Company entered into an agreement with 1st PMF Bancorp (“PMF”), for assignment of certain of the Company’s accounts receivable. At September 30, 2008, the Company had $343,876 due to PMF representing amounts advanced by PMF to the Company for accounts receivable assigned to but not collected by PMF.  Interest expense during the year ended September 30, 2008 on this loan was $22,262.  The agreement with PMF expires August 1, 2010.

Under the terms of the agreement, the Company may, from time to time, transfer and assign accounts receivable to PMF, wherein the Company retains the risk in the event any assigned accounts receivable are not collectible. PMF has the right of refusal to fund any accounts receivable that the Company submits for assignment. As a discount for purchasing the accounts receivable, the Company assigns the accounts at a discount equivalent to 0.5% based on ten-day periods or fraction thereof on the face value of the accounts receivable, as long as the accounts remain unpaid. There is also a one-time collateral management discount on accounts receivable purchased at the rate of 0.79% on the full-face amount. The Company must submit for funding a minimum of $1,000 per funding. Further, the Company must submit a minimum of $20,000 per month for assignment. PMF withholds 20% of the gross amount of all accounts receivable assigned, as an additional security reserve for the Company’s payment of any indebtedness to PMF. The reserve may be used to apply against any accounts receivable that have been assigned and are uncollectible. An account is considered uncollectible by PMF if not collected within 75 days of funding. Approximately one week following collection, PMF refunds reserve balances to the Company. The outstanding amount in the Company’s accounts receivable assigned with PMF may not exceed $1,000,000. An additional 1% of the maximum amount assigned during the year is charged on an annual basis. The agreement also contains default provisions that allow PMF to immediately call the outstanding balance.

Note 7 – Income Taxes

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows as of September 30:

	2008	2007
Statutory federal income tax rate	(34)%	(34)%
State income taxes, net of federal taxes	(6)%	(6)%
Increase in valuation allowance	40%	40%
Effective income tax rate	-	-

Significant components of deferred tax assets and liabilities for the year ended September 30, 2008 and for the period from January 1, 2007 to September 30, 2007:

	2008	2007

Net operating loss carryforwards	$3,660,791	$67,634
Workers’ compensation claims reserve	444,000	-
Valuation allowance	(4,104,791)	(67,634)
Effective income tax (benefit) rate	$-	$-

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2001.

At September 30, 2008, the Company had federal and state net operating loss carry forwards available to offset future taxable income of approximately $10.7 million and $10.8 million respectively. These carry forwards will expire in the years 2013 through 2023. These net operating losses are subject to various limitations on utilization based on ownership changes in the prior years under Internal Revenue Code Section 382. The Company is in the process of analyzing the impact of the ownership changes but management does not believe they will have a material impact on the Company’s ability to utilize the net operating losses in the future.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors.

At September 30, 2008, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized and have a $4.1 million valuation allowance associated with its deferred tax assets.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The adoption of FIN 48 had no impact on the Company's balance sheets or statements of operations.

Note 8 – Equity

On December 5, 2007, the Company granted 100,000 shares of common stock to a consultant who assisted the Company in certain transactions.  The shares were fully vested when granted, non forfeitable, and valued at $1.00 per share, the closing price of the Company’s common stock on the date shares were granted.  A total of $100,000 was charged to consulting expense at the grant date.

On March 21, 2008, Mr. David Goldberg, the Company’s Chairman, returned 52,895,000 shares of his shares to the Company which were then canceled.

On March 25, 2008, David Goldberg, the Company’s Chairman, transferred 20,500,000 shares of the Company’s common stock owned by him to four consultants for services provided by the consultants to Allegiant.  The Company determined the transfer of shares represents a compensatory arrangement that is, in substance, a capital contribution of common share by Goldberg and then a share-based payment to the consultants for services rendered.  The Company determined the fair value of the shares to be $7,790,000 based on $0.38 per share, the closing price of the Company’s common stock on the date the shares were transferred.  A total of $7,790,000 was charged to consulting expense at the date the shares were transferred and credited to additional paid-in capital as a contribution by a shareholder.

On June 23, 2008, the Company issued 7,591,876 shares of its common stock valued to two consultants for services provided to the Company.  The shares were fully vested when granted, non forfeitable, and valued at $0.10 per share, the closing price of the Company’s common stock on the date shares were granted.  A total of $759,188 was charged to consulting expense at the grant date.  The agreement states that the absolute percentage of shares owned by the consultants (collectively 7.5% of the Company’s common stock at June 30, 2008) will not be reduced upon future issuances of the Company’s common stock.

On September 10, 2008, the Company issued 30,000,000 shares of its common stock for services provided by certain officers and directors. The shares were fully vested when granted, non forfeitable, and valued at $0.005 per share, the closing price of the Company’s common stock on the date shares were granted.  A total of $150,000 was charged to compensation expense at the grant date.

Also on September 10, 2008, in accordance with the agreements entered into on June 23, 2008 with two consultants, the Company recorded 7.5% of the 30,000,000 shares issued to officers and directors, or 2,250,000 shares, as common stock to be issued to the consultants.  The shares were fully vested when granted, non forfeitable, and valued at $0.005 per share, the closing price of the Company’s common stock on the date shares were granted.  A total of $11,250 was charged to consulting expense at the grant date.

Note 9 – Warrants

On September 10, 2008, the Company issued warrants to purchase 17,000,000 shares of its common stock for services for the same officers and directors who received the above mentioned shares of common stock. The warrants are immediately exercisable and expire ten years from the date of issuance. The exercise price for these warrants is $0.005 per common share. The fair value of the warrants issued was $84,989 and has been recognized in general and administrative expense for the year ended September 30, 2008. The fair value of the warrants were determined using the Black-Scholes option pricing model using the following assumptions: expected term of five years, risk-free interest rate of 2.91%, dividend yield of 0%, and volatility of 350%.

A summary of warrant activity for the year ended September 30, 2008 is presented below:

	Number of Shares under Warrants	Weighted Average Exercise Price

Warrants outstanding at September 30, 2007	-	$-

Warrants granted	17,000,000	0.005
Warrants expired	-	-

Warrants outstanding at September 30, 2008	17,000,000	$0.005

The following table summarizes information about warrants outstanding at December 31, 2008:

Warrants Outstanding and Exercisable

Number of Shares Under Warrants	Exercise Price	Expiration Date	Weighted Average Exercise Price

17,000,000	$ 0.005	September 10, 2018	$ 0.005

The aggregate intrinsic value of the warrants at September 30, 2008 is $255 calculated as the difference between the exercise price of the warrants and the quoted price of the Company’s common stock as of September 30, 2008.

Note 10 – Related Party Transactions

During the year ended September 30, 2008, the Company paid Warning Management Services, Inc. (Warning) $90,418 representing 4% of the gross payroll of ESI’s customers (see Note 4).  At September 30, 2008, Warning owed the Company $246,066 for additional payments made on behalf of Warning.  The CEO of Warning is Brian Bonar, who is also the President of the Company.  The receivable from Warning is non-interest bearing, unsecured, and due on demand.  Section 402 of the Sarbanes-Oxley Act of 2002 (“Section 402”) prohibits loans, directly or indirectly, to any director or executive of the Company.  The Company believes the advances to Warning are not a prohibited transaction under Section 402.

At September 30, 2008, the Company owed $16,164 to Dalrada Financial Corporation (“Dalrada”) for services performed during the year ended September 30, 2008.  The CEO of Dalrada is Brian Bonar, who is also the President of the Company.  The payable to Dalrada is non-interest bearing, unsecured, and due on demand.

At September 30, 2008, the net receivable due from Warning and Dalrada of $229,200 is shown as due from related parties on the accompanying consolidated financial statements.

Note 11 - Commitments and Contingencies

The Company’s headquarters are located in Anaheim, California. The Company leases under a non-cancelable operating lease approximately 7,700 square feet of office space, and the lease expires on December 7, 2010. The monthly rent for this space was $6,930 in 2008, subject to customary rent escalations through the date of expiration.

The Company leases space in New York City, New York. The Company leases under a non-cancelable operating lease approximately 700 square feet of office space, and the lease term is from April 1, 2008 through May 31, 2010. Monthly rent in 2008 was $3,250, and is subject to customary rent escalations through the date of expiration.

The Company leases space in San Diego, California. The Company leases under a non-cancelable operating lease approximately 1,875 square feet and the lease term is from January 1, 2009 through April 30, 2013. Monthly rent in 2009 will be $4,313, subject to customary rent escalations through the date of expiration.

Rent expense during the year ended September 30, 2008 and nine months ended September 30, 2007 was $64,918 and $17,550, respectively.

Future minimum lease payments under non-cancelable operating leases for each of the next five years and thereafter as of September 30, 2008 are as follows:

Year	Total
2009	$161,365
2010	168,234
2011	75,494
2012	55,688
2013	57,938
Thereafter	14,625
Total	$533,344

Note 12 - Subsequent Events

Effective January 1, 2009, the Company signed employment agreements with David Goldberg, CEO, Brian Bonar, Director, and John Capezzutto, Director.  Annual compensation for each individual will be $240,000.  In addition, each individual was granted 15,000,000 shares of the Company’s common stock on January 1, 2009.

On January 30, 2009, the Company was delisted from the OTCBB due to non-timely filing of its September 30, 2008 Form 10-K.

On February 28, 2009, the Company renewed its workers compensation policy to February 28, 2010.  The total policy premium was $2,481,245, and is being paid for through an insurance premium finance agreement with Direct Bank.

Effective March 1, 2009, the Company’s administrative operations were outsourced to Bay/Empower, a customer of the Company which represented 45% of the Company’s revenue for the year ended September 30, 2008.

On April 1, 2009, the Company’s Board of Directors approved a change in the Company’s fiscal year from September 30 to December 31.  The Company will file a transitional annual report on Form 10-K for the three-month period ended December 31, 2008.

In preparing the consolidated financial statements, the Company has evaluated all subsequent events and transactions for potential recognition or disclosure through December 15, 2009, the date the consolidated financial statements were issued.