Form 10-KT
period 2008-12-31
Allegiant Professional Business Services, Inc.
filed 2010-06-16
CIK 1368961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KT

(Mark one)
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or
☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from September 30, 2008 to December 31, 2008

Commission file number 333-135805

ALLEGIANT PROFESSIONAL BUSINESS SERVICES, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-3336498
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

11838 Bernardo Plaza Court, Suite 240, San Diego, CA	92128
(Address of principal executive offices)	(Zip Code)

(858) 798-1644

Registrant’s telephone number, including area code

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	None

Securities registered pursuant to section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes       ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes       ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☐ Yes       ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes       ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer                                                                       ☐ Accelerated filer
☐ Non-accelerated filer                                                                         ☒ Smaller reporting company
    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes           ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $950,672.

The number of shares outstanding of each of the Registrant’s classes of common stock, as of March 31, 2010 is 85,921,876 shares, all of one class, $.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 1B.	UNRESOLVED STAFF COMMENTS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION

  PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

INTRODUCTORY COMMENTS

Special Note Regarding Forward Looking Statements

This Transition Report on Form 10-KT, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events.  You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements.  The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements.  Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to our limited operating history; Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks;” potential conflicts of interest with our management team; and potential inability to locate a viable business combination candidate.

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

Patents, Licenses and Trademarks

Not Applicable.

Royalty Agreements

Not Applicable.

Government Regulations

Not Applicable.

Research and Development Plan

Not Applicable.

Employees

We have 26 full time employees.

Unresolved Staff Conflicts

None.

Item 1A. Risk Factors

Not required.

Item 2. Properties.

The Company’s headquarters are located in San Diego, California. The Company leases under a non-cancelable operating lease approximately 1,875 square feet and the lease term is from January 1, 2009 through April 30, 2013. Monthly rent in 2009 will be $4,313, subject to customary rent escalations through the date of expiration.

The Company leases space in New York City, New York. The Company leases under a non-cancelable operating lease approximately 700 square feet of office space, and the lease term is from April 1, 2008 through May 31, 2010. Monthly rent in 2008 was $3,250, and is subject to customary rent escalations through the date of expiration.

The Company leases space in Anaheim, California. The Company leases was under a non-cancelable operating lease approximately 7,700 square feet of office space with lease expiring on December 7, 2010 and monthly rent of $6,930 in 2008.  However, the bank foreclosed on the property and we received notice around January 2010 that the lease was changed to a month to month lease.  As a result the Company has given notice to terminate the lease effective June 1, 2010.

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

	High	Low
Year ended September 30, 2007
First quarter	$ 0.00	$ 0.00
Second quarter	$ 0.00	$ 0.00
Third quarter	$ 0.00	$ 0.00
Fourth quarter	$ 0.00	$ 0.00
Year ended September 30, 2008
First quarter	$ 1.40	$ 0.95
Second quarter	$ 0.95	$ 0.30
Third quarter	$ 0.38	$ 0.10
Fourth quarter	$ 0.10	$ 0.003
Quarter ended December 31, 2008	$ 0.04	$ 0.009

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

Holders

As of December 31, 2009, there were approximately 17 registered shareholders of our Common Stock with 85,921,876 shares issued and outstanding.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this transition report on Form 10-KT that are not historical in fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). The PSLRA provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this transition report on Form 10-KT are made pursuant to the PSLRA. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors based on the Company’s estimates and expectations concerning future events that may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. These risks and uncertainties, as well as the Company’s critical accounting policies, are discussed in more detail under “Management’s Discussion and Analysis—Critical Accounting Policies” and in periodic filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to the audited financial statements included in this transition report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

Executive Level Overview

Allegiant Professional Business Services, Inc., (formerly Tradeshow Services Inc.) (Pinksheet symbol: APRO) ("APRO" or the "Company") was incorporated August 4, 2005 under the laws of the State of Nevada. The Company's principal executive offices are located at 11838 Bernardo Plaza Court, Suite 240, San Diego, CA  92128. The Company's main phone number is (858) 798-1644.

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

To successfully execute our current strategy, we will need to improve our working capital position. The report of our independent auditors accompanying our December 31, 2008 financial statements included elsewhere in this Form 10K includes an explanatory paragraph indicating there is a substantial doubt about our ability to continue as a going concern, due primarily to a working capital deficiency and negative net worth. In addition, we are delinquent in our filing of payroll tax returns for certain of our PEO divisions and are delinquent in the payment of payroll tax withholdings. We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of achieving profitability and renegotiating existing obligations. In addition, we continue to work with the Internal Revenue Service and State taxing Authorities to reconcile and resolve all open accounts and issues.

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

Revenue Recognition

Revenues are comprised of the Company’s charges to clients for workers’ compensation insurance, administrative, and service fees based on periodic payrolls processed.  The Company recognizes revenues when each periodic payroll is delivered to the client. Revenues are reported in accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) for reporting revenues gross when acting as a principal versus net as an agent.  The Company records revenue on a net basis and does not include the gross payroll of its client company employees in its revenues.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.   We believe the adoption of this new guidance will not have a material impact on our financial statements.

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements to add new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 rollforward.   The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to present the Level 3 rollforward on a gross basis, which is effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance was limited to the form and content of disclosures, and will not have a material impact on our consolidated results of operations and financial condition.

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

RESULTS OF OPERATIONS

The Three Month Period Ended December 31, 2008 Compared to the Three Month Period Ended December 31, 2007

Revenue

Our principal source of revenue is from professional employer organization fees.  Additionally, the Company charges fees for benefits and payroll administration, workers’ compensation insurance programs, and personnel records management. Management will continue to pursue new opportunities for providing services under these programs.

On February 28, 2008, we entered into a temporary service agreement with Empower, a New Jersey company, to provide payroll and other related services.  Revenue from this business during the three month period ended December 31, 2008 was $772,574.  Various other PEO clients account for $390,264 in revenue for an aggregate revenue of $1,162,838 for the three month period ended December 31, 2008.

Cost of Revenue

Cost of revenue for the three month period ended December 31, 2008 was $1,500,484, which represents 129.0% of net revenue.  This represented workers compensation expense and workers compensation claim expense for the period ending December 31, 2008.

Gross Margin

The gross margin for the three month period ended December 31, 2008 was $(337,646) or (29.0%) of net revenue.

Operating Expenses

Operating expenses during the three months ending December 31, 2008 was $1,053,420, or 90.6% of revenue. Operating expenses consisted primarily of the following:  1) Salaries and wages of $292,831, 2) commission expense of $80,644, bad debt expense of $414,730 and general and administrative expenses of $265,215.   The bad debt expense was a result of several clients’ business failing.   General and Administrative of $265,215 mainly consists of $$44,447 in accounting fees, $67,840 group insurance expense, $41,000 in postage and delivery, $13,152 in legal, $21,724 in professional fees, $13,851 in office expenses, $7,300 in consulting and $55,901 in other G&A expenses.

Three months ending:	12/31/2008	12/31/2007 (unaudited)	$ VAR	% VAR

Salaries and wages	$292,831	$-	$-292,831	-100.0%
Commissions	80,644	-	-80,644	-100.0%
Bad Debt Expense	414,730	-	-414,730	-100.0%
General and Administrative	265,215	51,091	-214,124	-419.1%

Total Expenses	$1,053,420	$51,091	$-1,002,329	-1961.9%

Interest and Financing Costs

We incurred interest expense during the three months ending December 31, 2008 in the amount of $167,433 or 14.4% of net revenue. Interest costs arose primarily from interest incurred on our workers’ compensation premium financing note in the amount of $16,726, and $150,707 in interest on delinquent payroll taxes.

We are late in our filing of payroll tax returns for certain of our PEO divisions and are delinquent in the payment of payroll tax withholdings. We continue to work with the Internal Revenue Service and State taxing Authorities to reconcile and resolve all open accounts and issues. Penalties are calculated at 15% of the outstanding payroll tax liability for the three month period ending December 31, 2008, and the accrued interest has been calculated at 5% to 7% of the outstanding payroll tax liability for the three month period ending December 31, 2008.

The workers’ compensation premium financing note incurs interest at an effective rate of 7.99% per annum.

Net Loss

Our net loss of $1,588,499, or (134.0%) of net revenue, during the three month period ending December 31, 2008 as compared to $51,091 during the three month period ending December 31, 2007 represents an increase of $1,507,408 (2950.4%) in net loss. The December 2007 loss arose as a result of the change in the business upon completion of the Reverse Merger, as discussed throughout the footnotes to our accompanying consolidated financial statements. Prior to the Reverse Merger, Allegiant (formerly Focus Views) had a very limited operating history. After the completion of the Reverse Merger transaction, we acquired new business contracts and engaged in our core business of financial and human resource services. Our net loss for the three month period ending December 31, 2007 and December 31, 2008 resulted primarily from significant operating expenses.

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

On February 28, 2008, we entered into a temporary service agreement with Empower, a New Jersey company, to provide payroll and other related services.  Revenue from this business during the year ended September 30, 2008 was $1,345,939.  Various other PEO clients account for $1,561,168 in revenue.

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

	Nine months ending 9/30/2008	Twelve months ending 9/30/2007	$ VAR	% VAR

Operating expenses	$553,945	$-	$-553,945	-100.0%
Fair value of shares contributed for services	7,790,000	-	-7,790,000	-100.0%
Fair value of shares issued for services	870,439	-	-870,439	-100.0%
Fair value of shares issued to officers/directors	150,000	-	-150,000	-100.0%
Fair value of warrants issued to officers/directors	84,989	-	-84,989	-100.0%
Amortization of acquired customer list	96,753	-	-96,753	-100.0%
General and Administrative	2,048,675	178,522	-1,870,153	-91.3%

Total Expenses	$11,594,801	$178,522	$11,416,279	-6,394%

Interest and Financing Costs

We incurred interest expense during the year ended September 30, 2008 in the amount of $393,161or 13.2% of net revenue. Interest costs arose primarily from interest incurred on our workers’ compensation premium financing note in the amount of $196,862, and $196,289 in interest on delinquent payroll taxes.

We are late in our filing of payroll tax returns for certain of our PEO divisions and are delinquent in the payment of payroll tax withholdings. We continue to work with the Internal Revenue Service and State taxing Authorities to reconcile and resolve all open accounts and issues. Penalties were calculated at 15% of the outstanding payroll tax liability balance at September 30, 2008, and the accrued interest has been calculated at 5% to 7% of the outstanding payroll tax liability balance for the year ended September 30, 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table sets forth a summary of our cash flows for the three month period ending December 31, 2008:

	Three month period ending December 31,
	2008	2007
		(unaudited)
Net cash provided in operating activities	$1,159,247	$23,846
Net cash provided (used) in investing activities	229,900	(109,552)
Net cash provided (used) in financing activities	(1,372,015)	65,101
Cash and cash equivalents at the end of the period	$35,472	$1,707

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

Cash provided in operating activities during the three month period ended December 31, 2008 amounted to $1,159,247 which primarily consisted of the following: 1) decrease in accounts receivable of $158,037, 2) decrease in prepaid workers compensation of $543,664, 3) increase in accrued delinquent payroll taxes of $1,052,123, 4) accrued interest and penalty on delinquent payroll taxes of $321,707, 5) increase in workers compensation reserve of $812,404 offset by 1) the net loss for the three month period ending 12-31-2008 of $1,558,499, 2) increase in equipment of $4,413, and 3) an increase in accounts payable of $166,046.

Workers compensation claims reserve

During the three month period ending December 31, 2008, there were no individual claims incurred estimated to be in excess of $350,000.

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

The following table is a summary of the Company’s workers’ compensation claims reserve for the year ended December 31, 2008:

Balance, January 1, 2008	$-
Claims incurred	2,152,073
Claims paid	(229,254)
Balance, December 31, 2008	$1,922,819

Cash provided in investing activities during the three month period ending December 31, 2008 consisted of cash acquired in from related parties amounting to $229,900.

Cash used from financing activities of $1,372,015 during the three month period ending December 31, 2008 consisted primarily of payments made on a note payable of $1,516,431 offset by and the premium deposit with the workers compensation insurance company of $144,416.

Claims reserves on deposit with insurance company

The Company is self-insured for claims up to the $350,000 deductible per claim, up to the aggregate of $2,790,138 during the policy year, and was required to deposit $2,790,138 in cash with the carrier as collateral for its workers' compensation program.  The following is a summary of the Company’s deposit with the insurance company for the year ended December 31, 2008:

Balance, October 1, 2007	$-
Addition to reserve fund	2,790,138
Claims paid	(229,254)
Balance, December 31, 2008	$2,560,884

We have no material commitments for capital expenditures. However, our cash and cash equivalents are limited. In the short term, we will require additional sources of revenue over the next twelve months in order to maintain our current level of operations.  If we are unable to find additional business, we will be forced to either substantially scale back our business operations or curtail our business operations entirely. Our capital requirements depend on numerous factors, including market acceptance of our services. The report of our independent auditors accompanying our December 31, 2008 consolidated financial statements includes an explanatory paragraph indicating there is substantial doubt as to our ability to continue as a going concern, due primarily to our working capital deficit and significant accumulated deficit.

Workers Compensation Claims Reserves

As of December 31, 2008 and 2007, we had $1,922,819 and $0, respectively, for these claims in workers’ compensation claims reserve in the accompanying consolidated balance sheets. Workers’ compensation claims expense in the consolidated statements of operations was $144,416 and $0 for the three month period ending December 31, 2008 and 2007, respectively, and are recognized in general and administrative expenses.

APRO’S future capital requirements will depend on numerous factors, including the profitability of our growth and our ability to control costs. We believe that the combination of an increase in revenue plus a decrease in operational costs should cover most of our operational cash requirements.  However in the likelihood that the required cash flow does not materialize, we will be seeking either equity or debt financing from new investors to cover any cash needs and shortfall.  New investors could cause substantial dilution to existing stockholders.

Contractual Obligations

At December 31, 2008, our significant contractual obligations were as follows:

	Payments due by Period
	Three Months Ending December 2009	One to Three Years	Three to Five Years	More than Five Years	Total
Operating lease obligation	$41,000	$154,412	$69,008	$0	$264,420
Total	$41,000	$154,412	$69,008	$0	$264,420

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

The Company's Consolidated Financial Statements are attached hereto beginning at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were ineffective. The Company concluded that its disclosure controls were ineffective due to the material weaknesses in its internal controls described below. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2008.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Due to the inherent issue of segregation of duties in a small company, management has relied heavily on entity or management review controls to lessen the issue of segregation of duties.  Based on this assessment and those criteria, our management concluded that our internal control over financial reporting as of December  31, 2008 was ineffective, due to the identified material weaknesses noted below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Our management identified the following material weaknesses as of December 31, 2008:

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

This transition report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the transitional period ended December 31, 2008 and the fiscal year ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Company has three directors and one executive officer, and their ages and positions with the Company as of December 31, 2008 are as follows:

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

Director – John Capezzuto

John Capezzuto is currently the CEO of the Marketing Connection, the CEO of Bayside Financial and the  Co-Executive Producer of the International Jazz Awards. From 2008-2009 Mr. Capezzuto served as COO of Allegiant Professional Business Services and currently remains as a director, secretary and consultant.  From 1982-2008, Mr. Capezzuto served as CEO of the Solvis Group, formally Quik Pix Inc, a publicly traded company and from 2004-2007, he also held executive level positions at Dalrada Financial Corp, also a publicly traded staffing and PEO firm. Additionally, Mr. Capezzuto also serves as CEO for the Marketing Connection, a company that creates events, graphics, street teams, photography, video, models and displays for events and trade shows for corporations and the entertainment industry and is also Co-Executive Producer of the International Jazz Awards. Jazz greats of the past, present and future will get what the music world acknowledges is due to them at the new International Jazz Awards.  Over the last twenty years he has been on the Board of Directors for corporations including Allegiant Professional Business Services, Warning Management Services Inc Employment Systems Inc, The Solvis Group, QPI, Exhibitronix Inc, Imaging Technologies, Modular Display Systems Inc, the Tabery Corporation, Delta Transport, the Mimetics Corporation, Bioprotec Inc, American Distributing Company and the Marketing Connection.

Committees of the Board

All proceedings of the three-member board of directors for the year ended December 31, 2008 were conducted by resolutions consented to in writing by a majority of directors and filed with the minutes of the proceedings. We currently do not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter.  Since there are only three directors, our board of directors does not believe that it is necessary to set up such committees because it believes that the functions of such committees are already being adequately performed by the board of directors and these committees would be the same three board members in any case.

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

3. Gifts, hospitality (meals and the like), entertainment or anything of value, beyond commonly recognized limits, shall not be accepted by employees or their family members from any person who has business dealings with APRO. Gifts, hospitality andentertainment which, because of their nature or value, might reasonably be expected to influence the employee's independent judgment, are beyond acceptable limits. Such value will be measured by the usual standard of living of both the employee and the other person.

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

V. Receipt of Employment-Related Gifts

A. General

1. No employee or immediate family member may accept from any person or company which has business dealings with APRO, gifts or gratuities (including favors,consideration, discounts, and the like, which are not generally available to all APRO employees) which go beyond common courtesies usually associated with accepted business practice.

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

C. Gifts Between Employees

Employees in a subordinate/supervisory relationship are not to exchange favors or giftswhich could or appear to give rise to an obligation.

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

To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the transitional period ended December 31, 2008, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation.

The following table sets forth certain summary information regarding compensation paid by Allegiant Professional Business Services, Inc. for services rendered during the three months ended December 31, 2008, twelve months ended September 30, 2008 and nine months ended September 30, 2007, respectively, to Allegiant Professional Business Services, Inc. Chief Executive Officer and Chief Financial Officer during such period.

Summary Compensation Table

Executive Compensation :

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
David Goldberg, Chairman, CEO	Dec 2008	-	-	-	-	-	-	-		-
	Sept 2008	-	-	-	-	-	-	$79,997	(1)	$79,997
	Sept 2007	-	-	-	-	-	-	-		-

Brian Bonar, Director & President	Dec 2008	-	-	-	-	-	-	-	-	-
	Sept 2008	-	-	-	-	-	-	$79,997	(2)	$79,997
	Sept 2007	-	-	-	-	-	-	-		-

John Capezzuto, Director	Dec 2008	-	-	-	-	-	-	-		-
	Sept 2008	-	-	-	-	-	-	$74,998	(3)	$74,998
	Sept 2007	-	-	-	-	-	-	-		-

(1)
On September 10, 2008, the Company issued warrants to purchase 6,000,000 shares of its common stock for services, valued at $29,997. The warrants are immediately exercisable and expire ten years from the date of issuance. The exercise price for these warrants is $0.05 per common share. In addition the Company issued 30,000,000 shares of its common stock for past services, valued at $50,000.

(2)
On September 10, 2008, the Company issued warrants to purchase 6,000,000 shares of its common stock for services, valued at $29,997. The warrants are immediately exercisable and expire ten years from the date of issuance. The exercise price for these warrants is $0.05 per common share. In addition the Company issued 30,000,000 shares of its common stock for past services, valued at $50,000.

(3)
On September 10, 2008, the Company issued warrants to purchase 5,000,000 shares of its common stock for services, valued at $24,998. The warrants are immediately exercisable and expire ten years from the date of issuance. The exercise price for these warrants is $0.05 per common share. In addition the Company issued 30,000,000 shares of its common stock for past services, valued at $50,000.

Outstanding Equity Awards at Fiscal Year-end

The following table sets forth certain   summary   information   regarding outstanding equity awards for the three month transitional period of December 31, 2008 to the Company's Chief Executive Officer, Chief Strategy Officer and most highly paid executive officers during such period.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
David Goldberg.	-	-	-	-	-	-	-	-	-
Brian Bonar	-	-	-	-	-	-	-	-	-
John Capezzuto	-	-	-	-	-	-	-	-	-

Compensation of Directors

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
David Goldberg	-	-	-	-	-	-	(1)	-
Brian Bonar	-	-	-	-	-	-	(2)	-
John Capezzuto	-	-	-	-	-	-	(3)	-

(1)
On September 10, 2008, the Company issued warrants to purchase 6,000,000 shares of its common stock for services, valued at $29,997. The warrants are immediately exercisable and expire ten years from the date of issuance. The exercise price for these warrants is $0.05 per common share. In addition the Company issued 30,000,000 shares of its common stock for past services, valued at $50,000.

(2)
On September 10, 2008, the Company issued warrants to purchase 6,000,000 shares of its common stock for services, valued at $29,997. The warrants are immediately exercisable and expire ten years from the date of issuance. The exercise price for these warrants is $0.05 per common share. In addition the Company issued 30,000,000 shares of its common stock for past services, valued at $50,000.

(3)
On September 10, 2008, the Company issued warrants to purchase 5,000,000 shares of its common stock for services, valued at $24,998. The warrants are immediately exercisable and expire ten years from the date of issuance. The exercise price for these warrants is $0.05 per common share. In addition the Company issued 30,000,000 shares of its common stock for past services, valued at $50,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company’s common stock as of the transitional period ending December 31, 2008 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's common stock and (ii) APRO’s directors and executive officer, and (iii) all officers and directors of the Company as a group.

	Shares beneficially owned (1)
	Number of shares	Percentage of class (2)
David Goldberg	10,000,000	11.6%

Brian Bonar	10,000,000	11.6%

John Capezzuto	10,000,000	11.6%

Officers and Directors as a group	30,000,000	34.8%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2008 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.  Except as pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

(2)  Percentage based on 85,921,876 shares of common stock outstanding as of December 31, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None

Item 14. Principal Accounting Fees and Services.

The Company paid or accrued the following fees during the three months ended December 31, 2008 and 2007 to its independent certified public accountants, WEINBERG & COMPANY, P.A.

	For the Three Months Ended December 31,	For the Three Months Ended December 31,
	2008	2007
Audit Fees	$41,000	$20,043
Audit-Related Fees	$	$
Tax Fees	$	$
All Other Fees	$	$
Total Fees	$41,000	$20,043

Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the three months ended December 31, 2008 and 2007.

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

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

The following is a list of the Financial Statements included in Item 8 of Part II of this Report.

Page
Report of Independent Registered Public Accounting Firm	35
Consolidated Balance Sheets as of December 31, 2008 and September 30, 2008	36
Statements of Operations for the Three Months Ended December 31, 2008, for the Three Months Ended December 31, 2007 (unaudited), for the Year Ended September 30, 2008, and for the Period from January 1, 2007 to September 30, 2007	37
Statements of Stockholders’ Deficiency for the Three Months Ended December 31, 2008 the Year Ended September 30, 2008, and for the Period from January 1, 2007 to September 30, 2007	38
Statements of Cash Flows for the Three Months Ended December 31, 2008, for the Three Months Ended December 31, 2007 (unaudited), for the Year Ended September 30, 2008, and for the Period from January 1, 2007 to September 30, 2007	39
Notes to Financial Statements	40

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

ALLEGIANT PROFESSIONAL SERVICES, INC.

By /s/ David Goldberg
David Goldberg
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Transitional Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Goldberg _________________________ David Goldberg Chief Executive Officer Chairman of the Board of Directors	June 16, 2010

/s/ Brian Bonar _________________________ Brian Bonar Director Principal Financial Officer	June 16, 2010

/s/ John Capezzuto _________________________ John Capezzuto Director	June 16, 2010

Allegiant Professional Business Services, Inc.,
and Subsidiary

Consolidated Financial Statements
for the Three Months Ended December 31, 2008,
For the Three Months Ended December 31, 2007 (Unaudited)
for the Year Ended September 30, 2008,
and the Period From January 1, 2007 to September 30, 2007

C  O  N  T  E  N  T  S

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2008 and September 30, 2008	F-3
Statements of Operations for the Three Months Ended December 31, 2008, for the Three Months Ended December 31, 2007 (unaudited), for the Year Ended September 30, 2008, and for the Period from January 1, 2007 to September 30, 2007
F-4
Statements of Stockholders’ Deficiency for the Three Months Ended December 31, 2008 for the Year Ended September 30, 2008, and for the Period from January 1, 2007 to September 30, 2007	F-5
Statements of Cash Flows for the Three Months Ended December 31, 2008, for the Three Months Ended December 31, 2007 (unaudited), for the Year Ended September 30, 2008, and for the Period from January 1, 2007 to September 30, 2007
F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Allegiant Professional Business Services, Inc.

We have audited the accompanying consolidated balance sheets of Allegiant Professional Business Services, Inc. and Subsidiary as of December 31, 2008 and September 30, 2008, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for the three months ended December 31, 2008, for the year ended September 30, 2008, and for the nine months ended September 30, 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allegiant Professional Business Services, Inc. and Subsidiary as of December 31, 2008 and September 30, 2008, and the results of their operations and their cash flows for the three months ended December 31, 2008, for the year ended September 30, 2008, and for the nine months ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

The Company is delinquent in filing payroll tax returns and is delinquent in the payment of payroll tax withholdings to the governmental agencies. We continue to work with the Internal Revenue Service and State taxing Authorities to reconcile and resolve all open accounts and issues.

WEINBERG & COMPANY, P.A.

Los Angeles, California
June 11, 2010

ALLEGIANT PROFESSIONAL BUSINESS SERVICES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
As of December 31, 2008 and September 30, 2008

ASSETS
	December 31,	September 30,
	2008	2008
Current assets:
Cash and cash equivalents	$35,472	$18,340
Accounts receivable	164,998	323,035
Prepaid workers compensation	362,443	906,107
Due from related parties	-	229,900
Claims reserves on deposit with insurance company	2,560,884	2,705,300
Total current assets	3,123,797	4,182,682

Property and Equipment, net	4,143	-

TOTAL ASSETS	$3,127,940	$4,182,682

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued liabilities	$218,787	$244,247
Cash overdraft	-	140,586
Accrued delinquent payroll taxes	3,555,372	2,503,249
Accrued interest and penalties on delinquent payroll taxes	711,074	571,779
Workers' compensation claims reserve	1,922,819	1,110,415
Notes Payable	1,494,141	2,828,160

Total current liabilities	7,902,193	7,398,436

Stockholders' deficiency:

Preferred stock: $ 0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 980,000,000 shares authorized; 85,921,876 shares issued and outstanding at December 31, 2008 and September 30, 2008, respectively	85,922	85,922
Common stock to be issued (2,250,000 shares, respectively)	11,250	11,250
Additional paid-in capital	8,927,348	8,927,348
Accumulated deficit	(13,798,773)	(12,240,274)

Total stockholders' deficiency	(4,774,253)	(3,215,754)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$3,127,940	$4,182,682

See accompanying notes to consolidated financial statements.

ALLEGIANT PROFESSIONAL BUSINESS SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
For the Three Months Ended Ended December 31, 2008,
For the Three Months Ended Ended December 31, 2007,  (unaudited),
For the Year Ended September 30, 2008,
Nine Months Ended September 30, 2007

	Three	Three	Year	Nine
	months ended	months ended	Ended	months ended
	December 31,	December 31,	September 30,	September 30,
	2008	2007	2008	2007
		(Unaudited)

Revenues	$1,162,838	$-	$2,974,672	$-

Cost of revenue-workers compensation expense	1,500,484	-	3,514,009	-

Gross profit (loss)	(337,646)	-	(539,337)	-

Expenses
Salary & Wages	292,831	-	653,535	-
Commissions, related party	80,644	-	90,418	-
General and Administrative	265,215	51,091	897,950	178,522
Bad debt expense	414,730	-	406,772	-
Fair value of shares contributed for services	-	-	7,790,000	-
Fair value of shares issued for services	-	-	870,439	-
Fair value of shares issued to officers/directors	-	-	150,000	-
Fair value of warrants issued to officers/directors	-	-	84,989	-
Amortization of acquired customer list	-	-	96,753	-
Total expenses	1,053,420	51,091	11,040,856	178,522

Loss from operations	(1,391,066)	(51,091)	(11,580,193)	(178,522)

Other expense
Interest expense	167,433	-	393,151	-

Net loss	$(1,558,499)	$(51,091)	$(11,973,344)	$(178,522)

Loss per share - basic and diluted	$(0.02)	$(0.00)	$(0.16)	$(0.00)

Weighted shares outstanding -
Basic and diluted	85,921,876	78,900,000	73,024,474	78,900,000

See accompanying notes to consolidated financial statements.

ALLEGIANT PROFESSIONAL BUSINESS SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Deficiency
For the Three Months Ended December 31, 2008,
For the Year Ended September 30, 2008,
and Nine Months Ended September 30, 2007

			Common	Additional		Total
	Common Stock		Stock to be	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Issued	Capital	Deficit	Deficiency

Balance as of January 1, 2007	78,900,000	$-	$-	$10,000	$(88,408)	$(78,408)

Net loss	-	-	-	-	(178,522)	(178,522)

Balance as of September 30, 2007	78,900,000	-	-	10,000	(266,930)	(256,930)

Common stock issued in reverse merger	22,225,000	101,125	-	(101,125)	-	-

Fair value of shares issued for services	7,691,876	7,692	11,250	851,497	-	870,439

Fair value of shares issued to officers/directors	30,000,000	30,000	-	120,000	-	150,000

Fair value of warrants issued to officers/directors	-	-	-	84,989	-	84,989

Fair value of shares contributed for services	-	-	-	7,790,000		7,790,000

Extinguishment of payable to former shareholder	-	-	-	119,092	-	119,092

Return of common stock	(52,895,000)	(52,895)	-	52,895	-	-

Net loss	-	-	-	-	(11,973,344)	(11,973,344)

Balance as of September 30, 2008	85,921,876	85,922	11,250	8,927,348	(12,240,274)	(3,215,754)

Net loss					(1,558,499)	(1,558,499)

Balance as of December 31, 2008	85,921,876	$85,922	$11,250	$8,927,348	$(13,798,773)	$(4,774,253)

See accompanying notes to consolidated financial statements.

ALLEGIANT PROFESSIONAL BUSINESS SERVICES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Three Months Ended Ended December 31, 2008
For the Three Months Ended Ended December 31, 2007 (unaduited)
For the Year Ended September 30, 2008,
and Nine Months Ended September 30, 2007

	Three months ended December 2008	Three months ended December 2007	Year Ended September 30, 2008	Nine months ended September 30, 2007
		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,558,499)	$(51,091)	$(11,973,344)	$(178,522)
Adjustment to reconcile net loss to net cash provided by operating activities:
Amortization of acquired customer list	-	-	96,753	-
Fair value of shares contributed for services	-	-	7,790,000	-
Fair value of shares issued for services	-	-	870,439	-
Fair value of shares issued to officers/directors	-	-	150,000	-
Fair value of warrants issued to officers/directors	-	-	84,989	-
Bad debt expense	414,730	-	-	-
Change in operating assets and liabilities:	-	-		-
Accounts receivable	(56,793)	-	(323,035)	-
Prepaid workers compensation	543,664	-	(906,107)	-
Accounts payable and accrued liabilities	4,540	75,966	73,337	180,628
Accrued delinquent payroll taxes	1,052,123	-	2,503,249	-
Accrued interest and penalties on delinquent payroll taxes	139,295	-	571,779	-
Workers' compensation claim reserve	812,404	-	1,110,415	-
Accrued interst payable
Other current asset	-	760	760	-
Net cash provided by operating activities	1,351,464	25,635	49,235	2,106

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase if equipment	(4,143)	(1,789)
Due from former shareholder	-	(44,451)	-	-
Due to (from) related parties	-	-	(326,653)	20,200
Net cash provided by investing activities	(4,143)	(46,240)	(326,653)	20,200

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(140,586)	-	140,586	-
Proceeds from stock subscription receivable	-	-	10,000	-
Proceeds from the issuance of note payable	-	-	4,473,221	-
Claims reserves on deposit with insurance company	144,416	-	(2,705,300)	-
Payments on note payable	(1,334,019)	-	(1,988,937)	-
Proceeds from loan payable, net		-	343,876	-
Net cash provided by financing activities	(1,330,189)	-	273,446	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,132	(20,605)	(3,972)	22,306

CASH AND CASH EQUIVALENTS, Beginning of period	18,340	22,312	22,312	6

CASH AND CASH EQUIVALENTS, End of period	$35,472	$1,707	$18,340	$22,312
	-	-	-
Supplemental disclosure of cash flow information

Income taxes paid	$-	$-	$-	$-
Interest paid	$-	$-	$159,440	$-

Supplemental non-cash investing and financing activities
Commission payment applied to related party receivable	$30,000	$-	$-	$-
Extinguishment of payable to former shareholder	$-	$-	$119,092	$-
Forgiveness of accounts receivable in connection with acquisition of ESI	$-	$-	$96,753	$-

See accompanying notes to consolidated financial statements

ALLEGIANT PROFESSIONAL BUSINESS SERVICES, INC. AND SUBSIDIARY
Notes to Financial Statements
December 31, 2008

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

Going Concern

For the three month period ended December 31, 2008, the Company recorded a net loss of $1,558,499, and had an accumulated deficiency $13,798,773 and a working capital deficiency of $4,774,253 at December 31, 2008.  In addition, the Company is delinquent on $3,555,372 of payroll taxes.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

The Company intends to attempt to raise additional capital and acquire profitable business contracts, but there can be no certainty that such efforts will be successful.  Management will continue to pursue new temporary staffing and professional employer organization (“PEO”) business, and continue to pursue opportunities for providing financial services, including benefits and payroll administration, workers’ compensation insurance programs, and personnel records management.

Note 2 - Summary of Significant Accounting Policies

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of the Company and its subsidiary Allegiant Professional Business Services.  Intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue recognition

Revenues are comprised of the Company’s charges to clients for workers’ compensation insurance, administrative, and service fees based on periodic payrolls processed.  The Company recognizes revenues when each periodic payroll is delivered to the client. Revenues are reported in accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) for reporting revenues gross when acting as a principal versus net as an agent.  The Company does not include the gross payroll of its client company employees in its revenues.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits.  For financial reporting purposes, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.  The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. At December 31, 2008 and September 30, 2008, the Company did not have any deposits in excess of federally insured limits.

Accounts receivable

Accounts receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed.  The Company uses the allowance method to account for uncollectible accounts receivable balances.  Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible.  Factors used to establish an allowance include the credit quality and payment history of the customer.  During the three month period ending December 31, 2008, the Company increased the allowance by $214,828 and then wrote off the $214,828 of accounts receivable so that as of December 31, 2008, accounts receivable allowances was zero.  The Company had $164,998 accounts receivable at December 31, 2008 and $323,035 accounts receivable at September 30, 2008.

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

Loss per Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period.  The diluted earnings per share calculation give effect to all potentially dilutive common shares outstanding during the period using the treasury stock method for warrants and options and the if-converted method for convertible debentures.  Weighted average number of shares outstanding has been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the Plan of Reorganization transaction as if these shares had been outstanding as of the beginning of the earliest period presented.  The 22,225,000 shares of common stock issued to the legal acquirer are included in the weighted average share calculation from December 31, 2007, the date of the exchange agreement.

As of the period ended December 31, 2008, common stock equivalents were composed of warrants convertible into 17,000,000 shares of the Company's common stock.  For the three month period ended December 31, 2008 and for the year ended September 30, 2008, the conversion of the warrants has been excluded from the calculation of dilutive earnings per share, as the effects of such conversion would be anti-dilutive.

Concentrations

For the three month period ended December 31, 2008, revenue from one customer represented 66% of total revenue.  At December 31, 2008, accounts receivable from three customers represented 40%, 14%, and 14%, respectively, of total accounts receivable.  There were no other customers with revenue or accounts receivable over 10% of total revenue or accounts receivable.

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

At December 31, 2008 and September 30, 2008, the carrying amounts of financial instruments, including cash, accounts and other receivables, accounts payable and accrued liabilities, and notes payable approximate fair value because of their short maturity.

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.   We believe the adoption of this new guidance will not have a material impact on our financial statements.

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements to add new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 rollforward.   The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to present the Level 3 rollforward on a gross basis, which is effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance was limited to the form and content of disclosures, and will not have a material impact on our consolidated results of operations and financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3 – Workers’ Compensation Costs and Reserves

On February 28, 2008, the Company obtained a workers’ compensation policy effective from February 28, 2008 to February 28, 2009.  The total policy premium was $2,670,918. The Company amortizes the premium over the policy term and for the three month period ended December 31, 2008, total expense related to the premium was $543,664.  In addition, for the three month period December 31, 2008, the Company recorded $144,416 expense for claims incurred.

The total expense related to the premium for the year ended September 30, 2008 was $1,764,811.  In addition, for the year ended September 30, 2008, the Company recorded a $1,195,253 expense for claims incurred.

Claims reserves on deposit with insurance company

The Company is self-insured for claims up to the $350,000 deductible per claim, up to the aggregate of $2,790,138 during the policy year, and was required to deposit $2,790,138 cash with the carrier as collateral for its workers' compensation program.  The following is a summary of the Company’s deposit with the insurance company for the three month period ended December 31, 2008 and the year ended September 30, 2008:

Balance, October 1, 2007	$-
Addition to reserve fund	2,790,138
Claims paid	(84,838)
Balance, September 30, 2008	2,705,300
Claims paid	(144,416)
Balance, December 31, 2008	$2,560,884

Workers compensation claims reserve

During the three month period ended December 31, 2008 and the year ended September 30, 2008, there were no individual claims incurred estimated to be in excess of $350,000.

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

The following table is a summary of the Company’s workers’ compensation claims reserve for the three month period ended December 31, 2008 and the year ended September 30, 2008:

Balance, October 1, 2007	$-
Claims incurred	1,195,253
Claims paid	(84,838)
Balance, September 30, 2008	1,110,415
Claims incurred	956,820
Claims paid	(144,416)
Balance, December 31, 2008	$1,922,819

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

The transaction was accounted for as a purchase.  As such, the results of ESI’s operations have been included in the consolidated financial statements since April 1, 2008. The components of the purchase price and the allocation of the purchase price are as follows:

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

For the Year Ended September 30,
2008
(Unaudited)

Net sales	$3,3274,771

Net loss	$12,914,067

Net loss per share-basic and diluted	$0.02

Note 5 – Accrued interest and penalties on delinquent payroll taxes

The Company is delinquent in the payment of payroll tax withholdings and in filing payroll tax returns. At December 31, 2008, the Company has accrued $3,555,372 in delinquent payroll withholding and taxes and $711,074 in interest and penalties related to the delinquent payroll taxes.

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

Note 6 – Notes and loans payable

Notes and loans payable consist of the following at December 31 and September 30, respectively

	December	September
	2008	2008
Notes payable - workers compensation premium	$1,149,644	$2,484,284
Loan payable - 1st PMF Bancorp	102,118	343,876
Flexible Funding	59,967	-
	$1,311,729	$2,828,160

Note payable – workers compensation premium
On February 28, 2008, the Company signed an insurance premium finance agreement with Direct Bank for $3,806,635 to finance its workers compensation premium.  On June 25, 2008, the Company increased the agreement to $4,471,223 to finance additional workers compensation coverage.  The agreement is secured by the Company’s prepaid workers compensation premiums and restricted cash reserve fund.  Interest was at 9.85% per annum.  Monthly interest and principal payments ranging from $140,099 to $578,709 per month were due from April 13, 2008 to December 13, 2008, with the final payment made March 2, 2009.  As of December 31, 2008, the balance on the agreement was $1,149,644.  For the three month period ended December 31, 2008, interest expense totaled $16,726.  As of September 30, 2008, the balance on the agreement was $2,484,284.  For the year ended September 30, 2008, interest expense totaled $197,600.

Loan payable-1st PMF Bancorp

Effective August 1, 2008, the Company entered into an agreement with 1st PMF Bancorp (“PMF”), for assignment of certain of the Company’s accounts receivable.

At December 31, 2008, the Company had $102,118 due to PMF representing amounts advanced by PMF to the Company for accounts receivable assigned to but not collected by PMF.  Interest expense during the three month period ended December 31, 2008 on this loan was $11,066.

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

Loan payable – Flexible Funding

At December 31, 2008, the Company had $59,967 due to Flexible Funding representing amounts advanced by Flexible Funding to the Company for accounts receivable assigned to but not collected by Flexible Funding.   As of April 30, 2009, the Company had a $0 balance with Flexible funding and had stopped using them as a financing source at that time.

Note 7 – Income Taxes

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Year Ended September 30, 2008	Period from January 1, 2007 to September 30, 2007
Statutory federal income tax rate	(34)%	(34)%	(34)%	(34)%
State income taxes, net of federal taxes	(6)%	(6)%	(6)%	(6)%
Increase in valuation allowance	40%	40%	40%	40%
Effective income tax rate	-	-	-	-

Significant components of deferred tax assets and liabilities:

	December 31, 2008	September 30, 2008

Deferred tax assets:
Net operating loss carryforwards	$3,889,188	$3,660,791
Workers' compensation claim reserve	807,592	444,000
Valuation allowance	(4,696,780)	(4,104,791)

Net deferred tax asset	$-	$-

The components of income tax expense are as follows:

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Year Ended September 30, 2008	Period from January 1, 2007 to September 30, 2007
Current federal income tax	$-	$-	$-	$-
Current state income tax	-	-	-	-
Deferred taxes	(591,989)	(19,415)	(4,037,157)	(67,634)
Valuation allowance	591,989	19,415	4,037,157	67,634
	$-	$-	$-	$-

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2001.

At December 31, 2008, the Company had federal and state net operating loss carry forwards available to offset future taxable income of approximately $4.7 million and $4.8 million respectively. These carry forwards will expire in the years 2013 through 2023. These net operating losses are subject to various limitations on utilization based on ownership changes in the prior years under Internal Revenue Code Section 382. The Company is in the process of analyzing the impact of the ownership changes but management does not believe they will have a material impact on the Company’s ability to utilize the net operating losses in the future.

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

At December 31, 2008, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized and have a $4.2 million valuation allowance associated with its deferred tax assets.

The Company follows the provisions of FASB ASC 740 ("ASC 740") regarding uncertainty in income taxes. ASC 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The provisions of ASC 740 regarding uncertainty in income taxes had no impact on the Company's balance sheets or statements of operations.

Payroll taxes
The Company is delinquent  in our filing of payroll tax returns for certain of our PEO divisions and is delinquent in the payment of payroll tax withholdings to the governmental agencies. We continue to work with the Internal Revenue Service and State taxing Authorities to reconcile and resolve all open accounts and issues. Penalties have been estimated and are calculated at 15% of the outstanding payroll tax liability, and the accrued interest has been calculated at 5% to 7% of the outstanding payroll tax liability.

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

On March 21, 2008, Mr. David Goldberg, the Company’s Chairman, returned 52,895,000 shares of his shares to the Company which was then canceled.

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

Note 9 – Warrants

On September 10, 2008, the Company issued warrants to purchase 17,000,000 shares of its common stock for past services for the same officers and directors who received the above mentioned shares of common stock. The warrants are immediately exercisable and expire ten years from the date of issuance. The exercise price for these warrants is $0.05 per common share. The fair value of the warrants issued was $84,989 and has been recognized in general and administrative expense for the twelve months ended September 30, 2008. The warrants were determined using the Black-Scholes option pricing model using the following assumptions: expected term of five years, risk-free interest rate of 2.91%, dividend yield of 0%, and volatility of 350%.

A summary of warrant activity for the period from January 1, 2007 through December 31, 2008 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life (in years)	Value
Outstanding, January 1, 2007	-	$-	-	$-
Granted	-	-
Exercised	-	-
Forfeited/Canceled	-	-
Outstanding, September 30, 2007	-	$-	-	$-
Granted	-	-
Exercised	-	-
Forfeited/Canceled	-	-
Outstanding, December 31, 2007	-	$-	-	$-
Granted	17,000,000	0.005
Exercised	-	-
Forfeited/Canceled	-	-
Outstanding, September 30, 2008	17,000,000	$0.005	10.09	$255
Granted	-	-
Exercised	-	-
Forfeited/Canceled	-	-
Outstanding, December 31, 2008	17,000,000	$0.005	9.83	$3,400

Exercisable, December 31, 2008	17,000,000	$0.01	9.83	$3,400

The following table summarizes information about warrants outstanding at December 31, 2008:

Warrants Outstanding and Exercisable

Number of Shares Under Warrants	Exercise Price	Expiration Date	Weighted Average Exercise Price

17,000,000	$0.005	September 10, 2018	$0.005

The aggregate intrinsic value of the warrants at December 31, 2008 is $3,400 calculated as the difference between the exercise price of the warrants and the quoted price of the Company’s common stock on the closest trading date to December 31, 2008.  The aggregate intrinsic value of the warrants at September 30, 2008 was $255.

Note 10 – Related Party Transactions

At December 31, 2008 and September 30, 2008, Warning Management Systems, Inc. (“Warning”) owed the Company $246,066.  At September 30, 2008, Warning was actively seeking to repay the Company, however, by December 31, 2008, the Company determined Warning’s business had disintegrated and therefore wrote off the $246,066 during the three months ended December 31, 2008.

During the year ended September 30, 2008, the Company paid Warning Management Services, Inc. (Warning) $90,418 representing 4% of the gross payroll of ESI’s customers (see Note 4).

Note 11 - Commitments and Contingencies

The Company’s headquarters are located in San Diego, California. The Company leases under a non-cancelable operating lease approximately 1,875 square feet and the lease term is from January 1, 2009 through April 30, 2013. Monthly rent in 2009 will be $4,313, subject to customary rent escalations through the date of expiration.

The Company leases space in New York City, New York. The Company leases under a non-cancelable operating lease approximately 700 square feet of office space, and the lease term is from April 1, 2008 through May 31, 2010. Monthly rent in 2008 was $3,250, and is subject to customary rent escalations through the date of expiration.

The Company leases space in Anaheim, California. The Company leases was under a non-cancelable operating lease approximately 7,700 square feet of office space with lease expiring on December 7, 2010 and monthly rent of $6,930 in 2008.  However, the bank foreclosed on the property and we received notice around January 2010 that the lease was changed to a month to month lease.  As a result the Company has given notice to terminate the lease effective June 1, 2010.

Rent expense during the three month period ended December 31, 2008 and 2007 was $41,000 and $0, respectively.

Future minimum lease payments under non-cancelable operating leases for each of the next five years and thereafter as of December 31, 2008 are as follows:

Year	Total
2009	$173,916
2010	102,656
2011	51,756
2012	51,756
2013	17,252
Thereafter	0
Total	$397,336

Note 12 - Subsequent Events

Effective January 1, 2009, the Company signed employment agreements with David Goldberg, CEO, Brian Bonar, Director, and John Capezzutto, Director.  Annual compensation for each individual will be $240,000.  In addition, each individual was granted 15,000,000 shares of the Company’s common stock on January 1, 2009.

Bay/Empower, a PEO located in New Jersey, was the Company's largest customer with respect to workers’ compensation coverage in 2008, representing 45% of the Company’s revenue for the year ended September 30, 2008 and 50% for the three month period ended December 31, 2008.  Effective January 1, 2009, Bay/Empower became a broker for the Company and several of the customers formerly serviced by Bay/Empower joined the Company's client base.

On January 30, 2009, the Company was delisted from the OTCBB due to non-timely filing of its September 30, 2008 Form 10-K.

On February 28, 2009, the Company renewed its workers compensation policy to February 28, 2010.  The total policy premium was $2,481,245, and is being paid for through an insurance premium finance agreement with Direct Bank.  On February 28, 2010, the Company renewed its workers compensation policy to February 28, 2011.

Effective March 1, 2009, the Company’s administrative operations were outsourced to Bay/Empower.

On April 1, 2009, the Company’s Board of Directors approved a change in the Company’s fiscal year from September 30 to December 31.  The Company will file a transitional annual report on Form 10-K for the three-month period ended December 31, 2008.